Form 10-Q
period 2008-03-31
Velocity Oil & Gas, Inc.
filed 2008-05-15
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-146405

VELOCITY OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	1311	20-5465816
(State or jurisdiction	(Primary Standard	(IRS Employer
of incorporation or	Industrial	Identification No.)
organization)	Classification Code Number)

595 Howe Street, Suite 323
Vancouver, British Columbia, Canada
V6 C 2T5
(Address of principal executive offices)

(604) 765-3337
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

The number of shares outstanding of each of the issuer’s classes of equity as of May 1, 2008 is 11,320,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$3,643	$1,286
Prepaid expenses and other current assets	-	3,000
Total current assets	3,643	4,286

Property and equipment, net of accumulated depreciation of
$1,456 and $1,230, respectively	1,254	1,480
Unproved oil and gas properties	50,000	50,000

TOTAL ASSETS	$54,897	$55,766

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,365	$6,908
Accrued liabilities	1,795	100
Total current liabilities	3,160	7,008

Long-term advances – related party	45,036	17,536
Note payable to shareholders	8,264	8,264
Total liabilities	56,460	32,808

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 10,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 11,320,500 and 11,320,500 shares issued and
outstanding, respectively	11,321	11,321
Additional paid-in capital	130,148	130,148
Deficit accumulated during the exploration stage	(143,032)	(118,511)
Total shareholders’ equity (deficit)	(1,563)	22,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$54,897	$55,766

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)
Three Months Ended March 31, 2008 and March 31, 2007 and the Period from
May 16, 2006 (Inception) Through March 31, 2008

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Inception Through March 31, 2008

Operating expenses:
General and administrative	$24,083	$15,475	$141,100
Depreciation expense	226	226	1,456
Total operating expenses	24,309	15,701	142,556

Operating loss	(24,309)	(15,701)	(142,556)

Interest expense	(212)	-	(476)

Net loss	$(24,521)	$(15,701)	$(143,032)

Basic and diluted net loss per
common share	$(0.00)	$(0.00)

Weighted average common
shares outstanding	11,320,500	10,660,500

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Period from May 16, 2006 (Inception) Through March 31, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Issuance of warrants	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder’s fee	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Net loss				(24,521)	(24,521)
Balances at March 31, 2008	11,320,500	$11,321	$130,148	$(143,032)	$(1,563)

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2008 and March 31, 2007 and the Period from
May 16, 2006 (Inception) Through March 31, 2008

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Inception Through March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,521)	$(15,701)	$(143,032)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued for services	-	-	1,300
Warrant expense	-	-	19,119
Depreciation	226	225	1,456
Debt issued for interest	-	-	264
Change in operating assets and liabilities:
Prepaid expenses and other current assets	3,000	3,677	-
Accounts payable	(5,543)	-	1,365
Accrued expenses	1,695	-	1,795
NET CASH USED IN OPERATING ACTIVITIES	(25,143)	(11,799)	(117,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(2,710)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable to shareholder	-	-	8,000
Advances from related party	27,500	-	48,002
Repayment of advances from related party	-	(2,966)	(2,966)
Proceeds from issuance of common stock	-	2,800	71,050
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,500	(166)	124,086

NET CHANGE IN CASH	2,357	(11,965)	3,643

CASH AT BEGINNING OF PERIOD	1,286	12,008	-
CASH AT END OF PERIOD	$3,643	$43	$3,643

SUPPLEMENTAL INFORMATION

Cash paid during the year for:
Interest	$-	$-
Income tax	-	-

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. Velocity Oil and Gas, Inc. (“Velocity”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company is a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

Basis of presentation. The accompanying unaudited interim financial statements of Velocity Oil & Gas, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Velocity’s Form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2007 as reported in the Form S-1/A, have been omitted.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses. Actual results could differ from those estimates.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three years.

Impairment of Long-Lived Assets. Velocity reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Velocity assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Income taxes. Velocity recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Velocity provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted for potential dilutive securities on an "as if converted" basis, by the weighted average number of common shares outstanding. For the period from May 16, 2006 (inception) to March 31, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Share-Based Compensation. Shares issued as compensation to employees and outside consultants for services are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Recently issued accounting pronouncements. Velocity does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Velocity’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $24,521 for the quarter ended March 31, 2008, and has an accumulated deficit of $143,032.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

NOTE 3 – UNPROVED PROPERTIES

On November 8, 2007, Velocity signed a purchase and sale agreement for the acquisition of 100% of the membership interest in South Marsh LLC, a Delaware limited liability company, which owns unproved oil and gas properties in five oil and gas leases in the Outer Continental Shelf Area of the Gulf of Mexico. The purchase price of approximately $1 million will be paid by 50% of the future production payment of the same properties.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2008 and December 31, 2007:

		Amount
Description	Life	March 31, 2008	December 31, 2007
Computer equipment	3 years	$2,710	$2,710
Less: accumulated depreciation		(1,456)	(1,230)
		$1,254	$1,480

NOTE 5 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from its chief executive officer periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At March 31, 2008 and December 31, 2007, there was an outstanding balance of $45,036 and $17,536 respectively due to the chief executive officer.

NOTE 6 – NOTES PAYABLE

Velocity borrowed $8,000 from a shareholder in June 2007.  The note is due on demand with twelve months and one day’s notice and bears interest at 6% per annum.  The principal is convertible into common shares at $0.10 per share. During 2007, the accrued interest of $264 was converted to debt. At March 31, 2008, the outstanding balance on the note was $8,264.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF VELOCITY OIL & GAS, INC. ("THE COMPANY", "VELOCITY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

History

We were formed as a Nevada corporation on May 16, 2006.  We have 110,000,000 shares of authorized stock, consisting of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.  We are an exploration stage company with limited operations, which has not generated any revenues to date, and does not anticipate being able to generate revenues until we can raise substantial additional capital.

We are currently focused on seeking out and purchasing producing and/or non-producing non-operated oil and gas properties in the gulf coast region of Louisiana and Texas.  We hope that through these anticipated purchases, we will be able to generate oil and gas production and continue to grow our operations through subsequent purchases, of which there can be no assurance.

Initially, we intend to seek out low risk, high return investments and development activities in the gulf coast region.  While we currently have a tentative list of potential acquisitions, including the Polaris Leases, described below, we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future to obtain the necessary funds we will require to purchase our initial oil and gas interests and move forward with our business plan.

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”), a shareholder of the Company an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand with one year and one day prior written notice, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia has the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.  If converted in full, the $8,000 Note (not including any accrued and unpaid interest) would convert into 80,000 shares of our common stock.  Capersia has not provided us notice of their demand of repayment of the Note as of the filing of this report.

Acquisition & Participation Agreement with Polaris

In August 2007, we entered into an Acquisition & Participation Agreement with Polaris Holdings, Inc. (the “Participation Agreement” and “Polaris”) pursuant to which we obtained the rights to purchase (a) a 10% working interest in 80 acres of land in the Manvel Field, Davis No. 1 Well in Brazoria County, Texas, subject to an existing overriding royalty interest equal to 25% of 8/8th and a 25% working interest after the payout of the Davis No. 1 well on the land; and (b) a 10% working interest in 160 acres of land in the Sandy Point Field, Express No. 1 Fite Well, in Brazoria County, Texas, subject to an existing overriding royalty interest equal to 25% of 8/8th, and a one-eighth of eight-eighths (12.50% of 8/8th) working interest (the “Leases”), funding permitting.

We issued Polaris 4,000,000 shares of common stock and were required to pay Polaris $20,000 prior to September 1, 2007, which date was extended until October 1, 2007, pursuant to a Letter Amendment to the Participation Agreement, and an additional $40,000 on or before January 1, 2008, to earn the interest in the Leases.  We did not make the required October 1, 2007 payment as Polaris never provided us sufficient information regarding the Leases to allow us to conduct due diligence.  We cancelled the Participation Agreement on October 10, 2007, and cancelled the shares of common stock previously issued to Polaris in connection with such Participation Agreement shortly thereafter.

Purchase and Sale Agreement with Entek

In November 2007, we entered into a Purchase and Sale Agreement with Entek USA Inc. (the “Purchase Agreement” and “Entek”) and an Assignment of Membership Interests (the “Assignment”), pursuant to which we purchased all of the outstanding membership interests in South Marsh LLC, a Delaware limited liability company (“South Marsh”).  One of the Directors of Entek is Russell Brimage, who is a shareholder of the Company.  Through the Purchase Agreement, we obtained all of the interests in oil and gas leases acquired by South Marsh pursuant to an Amended and Restated Participation Agreement, dated December 8, 2006, by and between, South Marsh, Ridgelake Energy, Inc., a Louisiana corporation (“Ridgelake”), and GulfX, LLC, a Delaware limited liability company, which was later amended by an Amended and Restated Participation Agreement entered into in September 2007 (the “Participation Agreement”).  Pursuant to the terms of this participation agreement, South Marsh acquired the right to earn (a) a 10% working interest in Block 79, Viosca Knoll Area covering approximately 5,760 acres of submerged lands within the Outer Continental Shelf (“VK 79”); (b) a 10% working interest in Block A 307, High Island Area, covering approximately 5,760 acres of submerged lands within the Outer Continental Shelf (“HI A 307”); (c) a 10% working interest in the Block 317, Vermillion Area, covering approximately 5,000 acres of submerged lands within the Outer Continental Shelf (“VM 317”); (d) a 11.25% working interest in Block 138, South Marsh Island Area, covering approximately 5,000 acres of submerged lands within the Outer Continental Shelf (“SMI 138”); and (e) a 15% working interest in Block 152, South Marsh Island Area, covering approximately 2,500 acres of submerged lands within the Outer Continental Shelf (“SMI 152”).  All of the leases are located in the Gulf of Mexico, off the coast of Texas and Louisiana.  The effective date of the Purchase Agreement was November 8, 2007.

In connection with the Purchase Agreement, all of the officers and Directors of South Marsh resigned, and Frank Jacobs, our sole officer and Director was appointed as the sole officer and Director of South Marsh.

In consideration for the sale and assignment of the membership interests, we granted Entek a production payment (the “Production Payment”) in and to all oil, gas or mineral production attributable to the interests purchased equal to 50% of the Net Proceeds (as defined below) of such production attributable to South Marsh’s interest in the subject leases (or which South Marsh shall acquire within five years from the date of the Purchase Agreement), until such time as Entek has received a total of $1,072,258.  “Net Proceeds” are defined in the Assignment of Production Payment, which evidences the grant of the Production Payment, as any and all production of oil, gas or minerals, free of all exploration, development and operating costs, but subject to (i) applicable taxes measured by production or value, including gross production, severance and other taxes, and (ii) all presently valid and subsisting royalties and other burdens on production which are of record and burden on the interests purchased as of the date of the Assignment of Production Payment.

The Production Payment is a non-recourse obligation of the Company, payable solely out of proceeds from production of the leases which South Marsh has the right to participate in, as described above.  However, if prior to receiving an assignment of a lease from Ridgelake, South Marsh assigns its rights under the Participation Agreement to a third party, South Marsh will pay Entek its sunk costs in the leases, which total an aggregate of $878,988.

In order for South Marsh to acquire the working interests pursuant to the Participation Agreement, South Marsh was required to make certain payments to Ridgelake representing its respective “Cost Share” (as defined below) of the various leases, which totaled approximately $1,072,258 as of the date of the Purchase Agreement, which funds were previously paid by South Marsh in connection with the Participation Agreement.  South Marsh is also responsible for paying Ridgelake for its respective costs and expenses expended by Ridgelake in maintenance and development of the leases, and its respective cost of conducting the interest earning operations on each lease, based on the Cost Share (collectively the “Lease Expenses”).  South Marsh’s “Cost Share” on each of the leases is as follows:

Lease	Cost Share
VK 79	13.34%
HI A 307	13.34%
VM 317	13.34%
SMI 138	15.00%
SMI 152	20.00%

South Marsh’s failure to pay the required Lease Expenses when due will result in the immediate termination of the Participation Agreement, and if that were to occur, South Marsh would not earn any interest in the leases described above.  Additionally, South Marsh has no obligation to participate in any certain leases, although in the event it does not participate, it will forfeit its right to earn any interest in such leases.  Additionally, each working interest is subject to a proportional share of royalties and overriding royalties applicable to such leases.

In the event any wells are drilled on the leases, South Marsh and Ridgelake have agreed to enter into a Joint Venture agreement in connection with such wells, and that Ridgelake shall serve as the operator of any such wells and leases.  South Marsh has not earned any working interests in any of the leases to date.

Moving forward it is currently anticipated that Ridgelake will propose to drill two wells in fiscal 2008, one well on the VK 79 lease, estimated to cost approximately $4.5 million in total (of which South Marsh’s required payment would be $525,000) and one on the SMI 152 lease, estimated to cost approximately $6 million (of which South Marsh’s required payment would be $800,000).  These estimates are subject to change however, based on the actual drilling costs of such wells, and as such, the estimates above may be higher or lower than the actual amounts South Marsh is actually required to pay.  The drilling costs associated with wells on the other leases have not been determined yet; however, the Company anticipates such costs being in the order of $500,000 to $1,000,000 per well.

Additionally, South Marsh will be responsible for its share of ongoing lease expenses even assuming the successful completion of one or both of the currently proposed wells above.  The estimated lease expenses for each well, assuming such well produce, which will be required to be paid by the Company will be approximately $80,000 per month; however, in the even any of the wells produce, it is anticipated that the revenue such wells will generate will be in excess of any lease operating expenses, and as a result, such expenses will be able to be paid by the Company with funds it receives in revenue from the well.

South Marsh does not currently anticipate being required to make any payments to Ridgelake in connection with the two proposed wells until the third quarter of 2008, funding permitting, nor does it believe that it will cease its business operations if it is unable to raise capital by such time.  The Company does not currently have any anticipated funding available for the payments to Ridgelake, as the Company’s sole officer and Director, Frank Jacobs only committed funding for our general business expenses until such time as our Registration Statement was declared effective, which Registration Statement was declared effective on May 7, 2008, and in connection with fees and costs associated with our planned quotation on the Over-The-Counter Bulletin Board, and not to participate in exploration activity through South Marsh.  In the event South Marsh is unable to make the required payments to Ridgelake in connection with the proposed wells described above, South Marsh will not be able to participate in the wells, and the Company will not earn any revenue from such wells, even if they are successful.  The Company does not believe however that its failure to earn an interest in the currently planned Ridgelake wells will prevent it from earning an interest in any other Ridgelake wells pursuant to the Participation Agreement, funding permitting, and/or that the Company will cease its business operations if such interests are not earned.  However, pursuant to the terms of the Participation Agreement, we are required to pay our respective costs of any proposed well on a lease-by-lease basis, and if we fail to timely remit such payments or choose not to participate in any particular lease, we will forfeit all rights to earn an interest in such lease, and any and all prior funds paid in connection with such lease and South Marsh may decide to terminate the Participation Agreement altogether.

We also issued Sterling Grant Capital, Inc. 500,000 shares of our common stock as a finder’s fee in connection with the South Marsh transaction.

We have not paid any consideration to date, including cash and/or securities, to Entek in connection with Purchase Agreement, other than 500,000 shares of our common stock issued to Sterling Grant Capital, Inc.

As a result of the Purchase Agreement and the Assignment, South Marsh became a wholly owned subsidiary of the Company.

On May 7, 2008, the Commission declared effective the Company’s amended registration statement on Form S-1 (the “Registration Statement”).  The Registration Statement provides for the resale of 2,741,500 shares of our common stock by selling stockholders for their own account.  We are currently in the process of obtaining quotation for these shares on the Over-The-Counter Bulletin Board (“OTCBB”), of which there can be no assurances.

In January 2008, Frank A. Jacobs, our sole officer and Director, agreed in writing to provide us funding, including paying for our expenses associated with the Registration Statement, including legal and accounting fees associated with responding to the Commission’s comments to the Registration Statement and in preparation of amendments to the Registration Statement, as well as general business expenses, including our $575 per month office space lease until such time as the Registration Statement is declared effective, as well as additional expenses associated with our planned quotation on the OTCBB.  Since the effectiveness of the Registration Statement, Mr. Jacobs has continued to provide us funding (in addition to quotation expenses), even though he is no longer required to pursuant to his written commitment, and although we anticipate him to continue to provide us funding moving forward until such time as we can raise additional funding through the sale of debt or equity, there are no assurances that he will continue providing funding in the future.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We are currently focused on earning the interests that South Marsh has the right to earn as a result of the Participation Agreement with Ridgelake, as described above.  We hope that in the event we are able to vest those interests, funding permitting, we will be able to generate oil and gas production and continue to grow our operations through subsequent purchases, of which there can be no assurance.

Initially, we intend to seek out low risk, high return investments and development activities in the gulf coast region, such as the South Marsh acquisition described above under “Description of Business.”  While we currently have a tentative list of potential additional acquisitions, we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future to obtain the necessary funds we will require for South Marsh to vest the interests pursuant to the Participation Agreement and to move forward with our business plan.

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We did not generate any revenues for the three months ended March 31, 2008, or for the three months ended March 31, 2007, and do not anticipate generating any revenues until we can raise sufficient capital to purchase operating or non-operating oil and gas properties, and/or until South Marsh (our wholly owned subsidiary) earns the interests in certain leases as described above, funding permitting, of which there can be no assurance.

We had general and administrative expenses of $24,083 for the three months ended March 31, 2008, compared to general and administrative expenses of $15,475 for the three months ended March 31, 2007, an increase of $8,608 or 55.6% from the prior period.  The main reasons for the increase in general and administrative expenses were increased business activity and legal and accounting costs associated with the preparation of the Registration Statement and amendments to the Registration Statement during the three months ended March 31, 2008.

We had no change in depreciation expense with $226 of depreciation expense for the three months ended March 31, 2008 and 2007.

We had total operating expenses and a total operating loss of $24,309 for the three months ended March 31, 2008, compared to total operating expenses and a total operating loss of $15,701 for the three months ended March 31, 2007, an increase in total operating expenses of $8,608 or 54.8% from the prior period.

We had interest expense of $212 for the three months ended March 31, 2008, compared to no interest expense for the three months ended March 31, 2007, which increase in expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $24,521 for the three months ended March 31, 2008, compared to a total net loss of $15,701 for the three months ended March 31, 2007, an increase in net loss of $8,820 or 56.2% from the prior period, which increase in net loss was mainly due to the $8,608 or 55.6% increase in general and administrative expenses.  We anticipate incurring net losses until and unless we are able to earn our oil and gas interests through South Marsh, as disclosed above, and/or obtain any other oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $54,897 as of March 31, 2008, consisting of total current assets of $3,643, which consisted solely of cash of $3,643 and non-current assets consisting of property and equipment, net of accumulated depreciation of $1,254 and unproved oil and gas properties of $50,000.

We had total liabilities as of March 31, 2008 of $56,460, consisting of total current liabilities of $3,160; which included $1,365 of accounts payable and $1,795 of accrued liabilities; and non-current liabilities consisting of $45,036 of long-term advances, related party, in connection with advances to the Company by its officer and Director, Frank Jacobs and entities controlled by Mr. Jacobs, which funding does not bear interest and is payable on demand with at least one (1) year and one (1) day prior notice and/or is payable in shares of the Company’s common stock at the option of the Company on the date such payment is demanded (based on the then trading price of the Company’s common stock, assuming such common stock is publicly traded); and $8,264 of note payable to Capersia, of which $264 represented unpaid interest expense converted to debt during the year ended December 31, 2007.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia has the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.  If converted in full, the $8,000 principal amount of the Note would convert into 80,000 shares of our common stock.  As of the filing of this report, Capersia had not provided us notice of their intention to demand repayment of the Note.

We had working capital of $483 and a deficit accumulated during the exploration stage of $143,032 as of March 31, 2008.

We had $25,143 of net cash used in operating activities for the three months ended March 31, 2008, which mainly included a net loss of $24,521 and a $5,543 decrease in accounts payable, offset by an increase in prepaid expenses and other current assets of $3,000, an increase in accrued expenses of $1,695 and depreciation of $226.

We had $27,500 of net cash provided by financing activities for the three months ended March 31, 2008, which was solely due to $27,500 of advances from related parties in connection with long term loans advanced to the Company by the Company’s sole officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans are described in greater detail above.

We raised an aggregate of $61,050 through the sale of 610,500 units at a price of $0.10 per Unit from September 2006 through August 2007, which units each included one (1) share of common stock, one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share.  However, we believe that we will only be able to continue our business operations for approximately the next three months with our current cash on hand and anticipate the need for approximately $50,000 in additional funding to continue our business operations for the next twelve months, which amount does not include the approximately $1,300,000 in additional funds that South Marsh will need to earn a working interest in the leases described above under “Purchase and Sale Agreement with Entek,” which there can be no assurance we will be able to raise.   Historically, our business operations have consisted of working to raise funds through the sale of Units as described above, working to finalize the Polaris agreement, which has since been cancelled, and working to finalize and enter into the Purchase Agreement with Entek, as well as the drafting, review and preparation of the Registration Statement and amendments thereto, which became effective on May 7, 2008.  As such, our business operations to date have been minimal, and until such time as we are able to vest the working interests provided for in the Participation Agreement, we anticipate such business operations remaining that way.

We have not generated any revenues to date and anticipate the need for approximately $1,300,000 of additional funding for South Marsh to earn the interests in the first two exploration concessions that are planned to be drilled during the next 6-9 months, as described above through the Participation Agreement. There is no assurance that exploration capital can be raised.  If we are unable to raise the additional funding we currently require, we will be unable to participate in the drilling operations for the two first concessions and we will lose the right to earn those concessions. Alternatively, assuming we receive the consent of Ridgelake in its sole discretion, of which there can be no assurance, we may be able to sell the rights to earn such interests for cash or a royalty consideration in the future.  We do not currently know nor can we estimate the amount of any funding that South Marsh will be required to pay for participation in the other three exploration permits that are the subject of the Participation Agreement in order to earn working interests, but we currently anticipate that such expenses will be substantial, and may be between $500,000 to $1,000,000 per well, which funding the Company does not currently have. These investments are optional to the Company and it is unlikely that any funds will be required in connection with such investments prior to fiscal 2009.  Pursuant to the terms of the Participation Agreement, we are required to pay our respective costs of any proposed well on a lease-by-lease basis, and if we fail to timely remit such payments or choose not to participate in any particular lease, we will forfeit all rights to earn an interest in such lease, and any and all prior funds paid in connection with such lease.  Furthermore, if we are unable to pay our respective participation costs, Ridgelake may be able to cancel the Participation Agreement altogether.

We currently rely on funds provided by Frank Jacobs, our sole officer and Director, who committed to provide us funding, pursuant to his letter dated January 20, 2008, until the effectiveness of our Registration Statement, which has occurred, and to provide us funds for costs and fees associated with our quotation on the Over-The-Counter Bulletin Board, which we are currently working toward, but there are no assurances that Mr. Jacobs will continue providing us funding beyond these expenses in the future.

We anticipate spending our cash on hand for the upcoming months on general business expenses, including our $575 per month office space lease, travel expenses and transfer agent fees.  We anticipate these expenses will be paid by Mr. Jacobs, but he has not committed to providing us any additional funding, other than expenses associated with obtaining quotation on the OTCBB.  We plan to keep our expenses at a minimum until such time as we can raise additional capital, including seeking out equity financing in an attempt to earn our interests through the Participation Agreement.

As stated above, we do not anticipate needing any funds in connection with the Participation Agreement with South Marsh until the third quarter of 2008.  We anticipate raising additional funds we may require for the Participation Agreement and/or for general working capital through the sale of equity securities after such time as we have obtained quotation for our common stock on the Over-The-Counter Bulletin Board, of which there can be no assurance.  We anticipate that, in the event we need additional funding prior to obtaining quotation on the OTCBB, and/or in the event we are unable to raise funds through the sale of debt or equity securities, that Mr. Jacobs will continue to provide us funding through loans or equity investments, even though his written commitment no longer requires him to provide us funding beyond expenses associated with obtaining quotation on the OTCBB.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders, other than the written commitment from Frank Jacobs. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

The Company’s securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company's business is subject to the following Risk Factors (references to "our," "we," "Velocity" and words of similar meaning in these Risk Factors refer to the Company):

Risks Relating To Our Planned Business Operations

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN, ACQUIRE, DRILL AND STUDY WELLS, WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We raised an aggregate of $61,050 through the sale of 610,500 Units at a price of $0.10 per unit from September 2006 through August 2007, which Units each included one (1) share of common stock; one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share; and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share (each a “Unit”).  We have not generated any revenues to date and anticipate the need for approximately $1,300,000 of additional funding during the next 12 months, for South Marsh to earn interests in two wells pursuant to the Participation Agreement, of which there can be no assurance will be raised, which is described in greater detail below under “Pursuant to the terms of our wholly owned subsidiary, South Marsh’s Participation Agreement, South Marsh is required to pay substantial amounts of money to Entek, in order to earn working interests in the interests subject to the Participation Agreement.”  If we are unable to raise the additional funding we currently require, we will be unable to participate in the drilling operations for the two first concessions and we might loose the right to earn those concessions. Furthermore, pursuant to the terms of the Participation Agreement, we are required to pay our respective costs of any proposed well on a lease-by-lease basis, and if we fail to timely remit such payments or choose not to participate in any particular lease, we will forfeit all rights to earn an interest in such lease, and any and all prior funds paid in connection with such lease and Ridgelake may terminate the Participation Agreement altogether.   Our sole officer and Director, Frank Jacobs has only committed to loaning or investing additional funding to meet the expenses and fees associated with any costs and fees associated with the Company achieving a public listing on the Over-The-Counter Bulletin Board. Moving forward, we anticipate Mr. Jacobs will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to earn our interests pursuant to the Participation Agreement.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders; other than the written commitment to provide funding to us by Frank Jacobs, our sole officer and Director, in connection with expenses relating to obtaining quotation on the OTCBB.  However, we currently anticipate the need for additional funding, both for working capital and to earn our interests through the Participation Agreement.  We do not currently know nor can we estimate the amount of any funding that South Marsh will be required to pay for participation in the other three exploration permits that are the subject of the Participation Agreement in order to earn working interests, but we currently anticipate that such expenses will be substantial, and may be between $500,000 to $1,000,000 per well, which funding the Company does not currently have. These investments are optional to the Company and it is unlikely that any funds will be required in connection with such investments prior to fiscal 2009.  We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations and/or vest the working interests pursuant to the Participation Agreement, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities, if any.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

WE CURRENTLY HAVE A LIMITED AMOUNT OF WORKING CAPITAL.

As stated above, we raised $61,050 from September 2006 through August 2007, through sales of units. Additionally, we borrowed $8,000 from a shareholder of the Company in June 2007, pursuant to the sale of a Promissory Note; however, as of March 31, 2008, we had only $483 of working capital and a total deficit accumulated during the exploration stage of $143,032.  We currently anticipate that we will be funded by our sole officer and Director, Frank Jacobs, moving forward, other than in connection with our Participation Agreement, although he is not obligate to do such.  Additionally, we will need to raise substantial additional capital to continue our business operations and for South Marsh to earn the working interests pursuant to the Participation Agreement in addition to the funds that we will require to continue our limited day to day operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

WE RELY HEAVILY ON FRANK A. JACOBS, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of Frank A. Jacobs, our Chief Executive Officer and Director. Mr. Jacobs spends approximately 30 hours per week on Company matters.  Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Jacobs and will depend on our ability to attract qualified contractors and consultants on an as-needed basis.  Additionally, we currently rely on Mr. Jacobs to provide us funding for working capital and expenses, although he is not obligated to provide such funding, other than expenses associated with obtaining quotation on the OTCBB.

We anticipate facing continued competition for such contractors and consultants, and may face competition for the services of Mr. Jacobs in the future. We do not have any employment contract with Mr. Jacobs, nor do we currently have any key man insurance on Mr. Jacobs. Mr. Jacobs is our driving force and is responsible for maintaining our relationships and operations. In addition to Mr. Jacobs position with the Company, he serves as President and as a Director of Fibre-Crown Manufacturing Inc. a Canadian public company listed on the TSXV Exchange (FBRH:TSXV), and as such, the amount of time he is able to spend on Company matters may be reduced in the future.

We cannot be certain that we will be able to retain Mr. Jacobs and/or attract and retain contractors and consultants in the future. If we were to lose the services of Mr. Jacobs, it is unlikely that Mr. Jacobs would continue to fund the Company, and we would likely be required to raise additional funding from alternative sources, which may not be available on favorable terms, if at all.  The loss of Mr. Jacobs and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT WE WILL NOT FIND ANY COMMERCIALLY EXPLOITABLE OIL OR GAS AND THAT OUR BUSINESS WILL FAIL.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that will be able to obtain properties in the future and/or that any properties we obtain will contain commercially exploitable quantities of oil and/or gas.  Future exploration expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN OIL AND GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS OPERATIONS, WHICH COULD FORCE US TO EXPEND A SUBSTANTIAL AMOUNT OF MONEY IN CONNECTION WITH LITIGATION AND/OR A SETTLEMENT.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us in the future. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for the purchase of properties and/or property interests, exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. As such, there can be no assurance that any insurance obtained by us in the future will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

WE REQUIRE SUBSTANTIAL ADDITIONAL FINANCING TO PURCHASE PROPERTIES AND BEGIN OUR EXPLORATION AND DRILLING ACTIVITIES, WHICH FINANCING IS OFTEN HEAVILY DEPENDENT ON THE CURRENT MARKET PRICE FOR OIL AND GAS, WHICH WE ARE UNABLE TO PREDICT.

Our growth and continued operations could be impaired by limitations on our access to capital markets. If the market for oil and/or gas were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurance that capital from outside sources will be available, or that if such financing is available, that it will not involve issuing securities senior to the common stock or equity financings which will be dilutive to holders of common stock. Such issuances, if made, would likely cause a decrease in the value of our common stock.

We raised an aggregate of $61,050 through the sale of 610,500 units at a price of $0.10 per Unit from September 2006 through August 2007, which units each included one (1) share of common stock, one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share.  We anticipate the need for approximately $1,400,000 in additional funding to continue our business operations for the next twelve months (approximately $50,000) and for South Marsh to earn a working interest in the leases described above under “Purchase and Sale Agreement with Entek,”(approximately $1,300,000) which there can be no assurance we will be able to raise.

PURSUANT TO THE TERMS OF OUR WHOLLY OWNED SUBSIDIARY, SOUTH MARSH’S PARTICIPATION AGREEMENT, SOUTH MARSH IS REQUIRED TO PAY SUBSTANTIAL AMOUNTS OF MONEY TO ENTEK, IN ORDER TO EARN WORKING INTERESTS IN THE INTERESTS SUBJECT TO THE PARTICIPATION AGREEMENT

In November 2007, we entered into a Purchase and Sale Agreement with Entek USA Inc. (the “Purchase Agreement” and “Entek”) pursuant to which we purchased all of the outstanding membership interests in South Marsh LLC, a Delaware limited liability company (“South Marsh”).  Through the Purchase Agreement, we obtained all of the interests in oil and gas leases held by South Marsh pursuant to an Amended and Restated Participation Agreement, dated December 8, 2006, by and between, South Marsh, Ridgelake Energy, Inc., a Louisiana corporation, and GulfX, LLC, a Delaware limited liability company (the “Participation Agreement”).  Pursuant to the terms of this participation agreement, South Marsh acquired the right to earn (a) a 10% working interest in Block 79, Viosca Knoll Area covering 5,760 acres of submerged lands within the Outer Continental Shelf, (b) a 10% working interest in Block A 307, High Island Area, covering 5,760 acres of submerged lands within the Outer Continental Shelf, (c) a 10% working interest in the Block 317, Vermillion Area, covering 5,000 acres of submerged lands within the Outer Continental Shelf, (d) 11.25% interest in Block 138, South Marsh Island Area, covering 5,000 acres of submerged lands within the Outer Continental Shelf, and (e) a 15% interest in Block 152, South Marsh Island Area, covering 2,500 acres of submerged lands within the Outer Continental Shelf, of the Gulf of Mexico, by Texas and Louisiana.  In consideration for the sale and assignment of the membership interests, we granted Entek a production payment equal to 50% of the net proceeds attributable to South Marsh’s interest in the subject leases, until such time as Entek has received a total of $1,072,258.22.

We currently anticipate the need for approximately $1,300,000 of additional funding for South Marsh to earn the interests in the first two wells that are planned to be drilled on such leases (one on the Viosca Knoll 79 interest and one on the South Marsh Island Area Block 152 interest) during the next six to nine months, as described above through the Participation Agreement, of which there can be no assurance will be raised.  If we are unable to raise the additional funding we will not be able to earn any interests through the Participation Agreement.  Furthermore, pursuant to the terms of the Participation Agreement, we are required to pay our respective costs of any proposed well on a lease-by-lease basis, and if we fail to timely remit such payments or choose not to participate in any particular lease, we will forfeit all rights to earn an interest in such lease, and any and all prior funds paid in connection with such lease and Ridgelake may terminate the Participation Agreement altogether.  We anticipate our sole officer and Director, Frank Jacobs loaning us additional funding to provide the Company with sufficient working capital that the Company will require and any costs and fees associated with the Company achieving a public listing on the Over-The-Counter Bulletin Board.  He is not, however, obligated to provide funding beyond paying for expenses associated with obtaining quotation.  Moving forward, we also hope to raise additional funds through the sale of debt and/or equity to enable us to vest our interests pursuant to the Participation Agreement, and until such time as we generate sufficient revenues through our oil and gas operations, if ever.   We do not currently know nor can we estimate the amount of any funding that South Marsh will be required to pay in order to vest working interests in any additional wells pursuant to the Participation Agreement, but currently anticipate that such expenses will be substantial, and may be between $500,000 to $1,000,000 per well, which funding the Company does not currently have.  In the event that we are not able to raise sufficient capital to vest the working interests pursuant to the Participation Agreement, and/or raise additional funds to continue our business operations, the value of our securities, if any, would likely become worthless and we may be forced to abandon our business plan.  Even assuming we raise the additional capital we will require to continue our business operations, we will require substantial fees and expenses associated with our operations, and we anticipate incurring net losses until and unless we are able to earn our oil and gas interests through South Marsh, and until and unless such oil and gas interests generate any commercial oil and gas revenues, of which there can be no assurance.

THE MARKET FOR OIL AND GAS IS INTENSELY COMPETITIVE, AND AS SUCH, COMPETITIVE PRESSURES COULD FORCE US TO ABANDON OR CURTAIL OUR BUSINESS PLAN.

The market for oil and gas exploration services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and gas opportunities. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources. As a result, there can be no assurance that we will be able to compete successfully or that competitive pressures will not adversely affect our business, results of operations and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have one Director and one executive officer. Further, as we enter into contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

THE PRICE OF OIL AND NATURAL GAS HAS HISTORICALLY BEEN VOLATILE AND IF IT WERE TO DECREASE SUBSTANTIALLY, OUR PROJECTIONS, BUDGETS, AND REVENUES, IF ANY, WOULD BE ADVERSELY EFFECTED, AND WE WOULD LIKELY BE FORCED TO MAKE MAJOR CHANGES IN OUR BUSINESS PLAN.

Our future financial condition, results of operations, if any, and the carrying value of our future oil and natural gas properties, if any, depend primarily upon the prices we will receive for our oil and natural gas production, if any in the future. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations will be highly dependent on the prices that we receive for any oil and natural gas we may produce in the future.

This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•	the level of consumer demand for oil and natural gas;

•	the domestic and foreign supply of oil and natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil price and production controls;

•	the price of foreign oil and natural gas;

•	domestic governmental regulations and taxes;

•	the price and availability of alternative fuel sources;

•	weather conditions;

•	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

•	worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce our revenue due to the sale of oil and gas, if any, but could reduce the amount of oil and natural gas that we can produce economically, if any, and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our future oil and natural gas properties, if any. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

OUR FUTURE ESTIMATES OF RESERVES, IF ANY, COULD HAVE FLAWS, OR MAY NOT ULTIMATELY TURN OUT TO BE CORRECT OR COMMERCIALLY EXTRACTABLE AND AS A RESULT, OUR FUTURE REVENUES AND PROJECTIONS, IF ANY, COULD BE INCORRECT.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves in connection with any future oil and gas properties we may acquire in the future, if any, may vary substantially from estimates prepared by petroleum engineers.  Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof, in connection with any future properties we may acquire, if any, will be based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions which may be made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in obtaining any oil and gas reserves. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we may acquire in the future may be required. If our future reserve estimates, associated with any properties we may acquire in the future are found to be incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of such oil and gas properties, if any.

OUR FUTURE OPERATIONS WILL BE HEAVILY DEPENDENT ON ENVIRONMENTAL REGULATIONS, WHICH WE ARE UNABLE TO PREDICT, AND WHICH MAY CHANGE IN THE FUTURE, CAUSING US TO EXPEND SUBSTANTIAL ADDITIONAL CAPITAL.

Public interest in the protection of the environment has increased dramatically in recent years. Our future planned oil and natural gas production operations and our future planned processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance than we currently anticipate needing to expend, and could consequently force us to curtail or abandon our business operations.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact our future operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

Management believes that we are in substantial compliance with applicable environmental laws and regulations. To date, we have not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our financial condition. If this were to happen, any investment in us could be lost.

Risks Relating To The Company's Securities

WE MAY HAVE POTENTIAL LIABILITY FOR SHARES OF COMMON STOCK WHICH MAY HAVE BEEN SOLD IN VIOLATION OF FEDERAL AND/OR STATE SECURITIES LAWS.

An aggregate of 115,000 shares of common stock and 230,000 warrants to purchase shares of our common stock were sold by us in September 2006 through August 2007 to seven (7) non-accredited investors and one (1) accredited investor.  Those shares and warrants were not registered under federal or state securities laws, and exemptions from registration provided by these securities laws may not have been available or may not have been perfected due to that fact that such investors who purchased our shares were not provided audited financial statements, risk factors, or a description of our business history and results of operations, with the result that we may be deemed to have violated the registration requirements of these securities laws with respect to the offer and sale of the shares of common stock. In July and August 2007, we offered rescission to such investors, and provided each investor pursuant to applicable state laws, at least thirty (30) days to decide whether to accept or reject the rescission offer. All but one of the investors elected to reject the rescission offer and reaffirm their purchases, and we subsequently returned the rescinding investor’s subscription fee of $200 and cancelled such investor’s 2,000 shares and warrants. In connection with the rescission offer, we provided every non-accredited and accredited shareholder, who we believed that at that time may not have been provided full disclosure documents in connection with the purchase of our shares, audited financial statements, risk factors and business information similar to what information is included in this Prospectus. Although all but one of the investors elected to reject rescission, certain state securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of securities that was not registered under the relevant securities laws as required. As a result, we may continue to be potentially liable under certain securities laws for such sales of common stock even after completing our rescission offer. We anticipate that such liability in aggregate would not exceed the total price of the remaining 113,000 purchased Units, or $11,300.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. In the future, we hope to quote our securities on the OTC Bulletin Board. However, we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in oil and gas industry; and

(5)	the market for oil and gas.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements expressed a concern about our ability to continue as a going concern. We had working capital of only $483 and had an accumulated deficit of $143,032 as of March 31, 2008, and have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of May 1, 2008, we had 11,320,500 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

FRANK A. JACOBS, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR BENEFICIALLY OWNS AN AGGREGATE OF 89% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Frank A. Jacobs, our Chief Executive Officer and Director beneficially owns an aggregate of 10,180,000 shares or approximately 89% of our outstanding common stock (assuming the issuance of shares of common stock in connection with the exercise of certain warrants which he beneficially owns). Accordingly, Mr. Jacobs will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Jacobs as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

IF OUR COMMON STOCK IS NOT APPROVED FOR QUOTATION ON THE OVER-THE-COUNTER BULLETIN BOARD, OUR COMMON STOCK MAY NOT BE PUBLICLY TRADED, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK AND/OR CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE IN VALUE.

In order to have our common stock quoted on the OTCBB, which is our current plan, we will need to engage a market maker, who will file a Form 15c2-11 with the Financial Industry Regulatory Authority ("FINRA"); and clear FINRA comments to obtain a trading symbol on the OTCBB. Assuming we clear FINRA comments, of which we can provide no assurances, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB shortly after the filing of this report. In the event our Form 15c2-11 is not approved by the FINRA, we plan to file a 15c2-11 to quote our shares of common stock on the Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB, and are not cleared for trading on the Pink Sheets, there will be no public market for our common stock and it could be difficult for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Assuming our common stock is listed on the OTC Bulletin Board, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2008 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2009, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

Exhibit 10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.3(1)	Amendment to Acquisition & Participation Agreement

Exhibit 10.4(2)	Assignment of Membership Interests

Exhibit 10.5(2)	Assignment of Production Payment

Exhibit 10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.

Exhibit 10.7(+)(3)	Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX

Exhibit 10.8(2)	Amendment to Amended and Restated Participation Agreement

Exhibit 10.14(3)	Amended Promissory Note with Capersia

Exhibit 10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 99.1(3)	Letter From Frank Jacobs

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed as an exhibit to this report.

 +  Includes all material exhibits of the Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX.

(1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on October 1, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on December 21, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to our Form S-1 Registration Statement filed with the Commission on March 21, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELOCITY OIL & GAS, INC.

DATED: May 15, 2008	By: /s/ Frank A. Jacobs
Frank A. Jacobs
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer