Form 10-Q
period 2008-06-30
Velocity Oil & Gas, Inc.
filed 2008-08-19
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

369 Terminal Ave, Suite 305
Vancouver, British Columbia, Canada
V6A 4C4
(Address of principal executive offices)

(604) 765-3337
(Registrant's telephone number)

595 Howe Street, Suite 323
Vancouver, British Columbia, Canada
V6C 2T5
(Former address of principal executive offices)

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

The number of shares outstanding of each of the issuer’s classes of equity as of August 19, 2008 is 11,620,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$4,822	$1,286
Prepaid expense other current assets	-	3,000
Total current assets	4,822	4,286

Property, plant and equipment, net of accumulated
depreciation of $1,779 and $1,230, respectively	3,848	1,480
Unproved oil and gas properties	50,000	50,000

TOTAL ASSETS	$58,670	$55,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,440	$6,908
Accrued liabilities	5,827	100
Total current liabilities	10,267	7,008

Long-term advances - related party	58,036	17,536
Note payable to shareholders	8,264	8,264
Total liabilities	76,567	32,808

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 11,620,500 and 11,320,500 shares issued and
outstanding, respectively	11,621	11,321
Additional paid-in-capital	159,848	130,148
Deficit accumulated during the exploration stage	(189,366)	(118,511)
Total stockholders' equity (deficit)	(17,897)	22,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,670	$55,766

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)
Three and Six Months Ended June 30, 2008 and 2007 and the Period from
May 16, 2006 (Inception) Through June 30, 2008

					Inception
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Operating expenses:
General and administrative	$45,734	$11,665	$69,817	$27,141	$186,834
Depreciation	323	226	549	452	1,779
Total operating expenses	46,057	11,891	70,366	27,593	188,613

Operating loss	(46,057)	(11,891)	(70,366)	(27,593)	(188,613)

Interest expense	(277)	(24)	(489)	(24)	(753)

Net loss	$(46,334)	$(11,915)	$(70,855)	$(27,617)	$(189,366)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common
shares outstanding	11,563,357	10,691,885	11,514,456	10,676,279

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Period from May 16, 2006 (Inception) Through June 30, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Warrants granted	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder's fees	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Common shares issued for services	300,000	300	29,700	-	30,000
Net loss	-	-	-	(70,855)	(70,855)
Balances at June 30, 2008	11,620,500	$11,621	$159,848	$(189,366)	$(17,897)

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2008 and 2007 and the Period from
May 16, 2006 (Inception) Through June 30, 2008

			Inception
	Six Months Ended		Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,855)	$(27,617)	$(189,366)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation expense	549	452	1,779
Debt issued for interest	-	-	264
Stock issued for services	30,000	-	31,300
Warrant expense	-	-	19,119
Changes in assets and liabilities:
Prepaid expenses and other current assets	3,000	5,658	-
Accounts payable	(2,468)	-	4,440
Accrued liabilities	2,810	24	2,910
CASH USED IN OPERATING ACTIVITIES	(36,964)	(21,483)	(129,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,710)
CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(2,710)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	40,500	-	61,002
Proceeds from note payable to shareholder	-	8,000	8,000
Repayments of advances from related party	-	(2,966)	(2,966)
Proceeds from issuance of common stock	-	8,000	71,050
CASH PROVIDED BY FINANCING ACTIVITIES	40,500	13,034	137,086

NET CHANGE IN CASH	3,536	(8,449)	4,822
Cash, beginning of period	1,286	12,008	-
Cash, end of period	$4,822	$3,559	$4,822

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest	$-	$-
Income Taxes	-	-

Non-cash investing and financing activities
Fixed assets purchased on account	$2,917	$-

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

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are three and five years.

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

Basic and diluted net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted for potential dilutive securities on an "as if converted" basis, by the weighted average number of common shares outstanding. For the period from May 16, 2006 (inception) to June 30, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $70,855 for the six months ended June 30, 2008, has an accumulated deficit of $189,366.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

NOTE 3 – UNPROVED PROPERTIES

On November 8, 2007, Velocity signed a purchase and sale agreement for the acquisition of 100% of the membership interest in South Marsh LLC, a Delaware limited liability company, which owns unproved oil and gas properties in five oil and gas leases in the Outer Continental Shelf Area of the Gulf of Mexico. The purchase price of approximately $1 million will be paid by 50% of the future production payment of the same properties.  One of the Directors of the seller is a shareholder of Velocity.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

		Amount
Description	Life	6/30/08	12/31/07
Computer equipment	3 years	$2,710	$2,710
Furniture and fixtures	5 years	2,917	2,917
Less: accumulated depreciation		(1,779)	(1,230)
		$3,848	$1,480

NOTE 5 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from its chief executive officer periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At June 30, 2008 and December 31, 2007, there was an outstanding balance of $58,036 and $17,536, respectively due the chief executive officer.

NOTE 6 – NOTES PAYABLE

Velocity borrowed $8,000 from a shareholder in June 2007.  The note is due on demand with twelve months and one day’s notice and bears interest at 6% per annum.  The principal is convertible into common shares at $0.10 per share. During 2007, the accrued interest of $264 was converted to debt. At June 30, 2008, the outstanding balance on the note was $8,264.

NOTE 7 – COMMON STOCK

During the six months ended June 30, 2008, Velocity issued a total of 300,000 common shares for services valued and expensed at $30,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF VELOCITY OIL & GAS, INC. ("THE COMPANY", "VELOCITY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

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

Initially, we intend to seek out low risk, high return investments and development activities in the gulf coast region.  We currently plan to acquire the rights to a 40% Working Interest in the South Marsh Island 138 Block but we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future to obtain the necessary funds we will require to drill in our initial oil and gas interest and move forward with our business plan.

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

Additionally, South Marsh will be responsible for its share of ongoing lease expenses even assuming the successful completion of one or both of the currently proposed wells above.  The estimated lease expenses for each well, assuming such wells produce, which will be required to be paid by the Company will be approximately $80,000 per month; however, in the even any of the wells produce, it is anticipated that the revenue such wells will generate will be in excess of any lease operating expenses, and as a result, such expenses will be able to be paid by the Company with funds it receives in revenue from the well.

South Marsh does not currently anticipate being required to make any payments to Ridgelake in connection with the two proposed wells until the third quarter of 2008, funding permitting, nor does it believe that it will cease its business operations if it is unable to raise capital by such time.  The Company does not currently have any anticipated funding available for the payments to Ridgelake and as such, is currently in negotiations with GOG as described below, to sell its ownership of South Marsh.  In the event that the Company is unable to sell the ownership interests of South Marsh, and South Marsh is unable to make the required payments to Ridgelake in connection with the proposed wells described above, South Marsh will not be able to participate in the wells, and the Company will not earn any revenue from such wells, even if they are successful.

We also issued Sterling Grant Capital, Inc. 500,000 shares of our common stock as a finder’s fee in connection with the South Marsh transaction.

We have not paid any consideration to date, including cash and/or securities, to Entek in connection with the Purchase Agreement, other than 500,000 shares of our common stock issued to Sterling Grant Capital, Inc.

As a result of the Purchase Agreement and the Assignment, South Marsh became a wholly owned subsidiary of the Company.

Material Corporate Events

On May 7, 2008, the Commission declared effective the Company’s amended registration statement on Form S-1 (the “Registration Statement”).  The Registration Statement provides for the resale of 2,741,500 shares of our common stock by selling stockholders for their own account.  On May 15, 2008, we obtained quotation for these shares on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB.

In January 2008, Frank A. Jacobs, our sole officer and Director, agreed in writing to provide us funding, including paying for our expenses associated with the Registration Statement, including legal and accounting fees associated with responding to the Commission’s comments to the Registration Statement and in preparation of amendments to the Registration Statement, as well as general business expenses, including our $575 per month office space lease until such time as the Registration Statement is declared effective, as well as additional expenses associated with our quotation on the OTCBB.  Since the effectiveness of the Registration Statement and our quotation on the OTCBB, Mr. Jacobs has continued to provide us funding, even though he is no longer required to pursuant to his written commitment, and although we anticipate him to continue to provide us funding moving forward until such time as we can raise additional funding through the sale of debt or equity.  There are no assurances that he will continue providing funding in the future.

Agreement Regarding the Sale of South Marsh

In or around July 2008, the Company began negotiations for the transfer of South Marsh to a third party entity which is currently proposed to be organized in Germany, and tentatively named “German Oil & Gas AG” (“GOG”).  It is currently anticipated that our sole officer and Director, Frank A. Jacobs will be a shareholder of GOG.  The terms of an agreement with GOG have not been finalized as of the date this report.  However, in connection with the proposed sale of South Marsh to GOG, a third-party on behalf of GOG provided the Company a non-refundable payment of $29,980 in July 2008.  The Company will file a Form 8-K containing more details if terms of the transfer can be agreed upon by all parties involved.

Purchase of Ownership Interest in SMI 138

The Company is also currently in negotiations to acquire a 40% working interest in SMI 138 (as defined above) from Ridgelake.  Pursuant to an agreement between Ridgelake, the Company and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has not been finalized to date, Ridgelake will assign a 40% interest to the Company and a 40% interest to Offset.  Jacobs Oil & Gas, Ltd., which is controlled by our sole officer and Director, Frank A. Jacobs, is a shareholder of Offset.  Assignment of the interests to the Company and Offset is subject to approval by the Minerals Management Service of the United States Department of the Interior (the “MMS”).  The Company is not currently qualified by the MMS to own any oil and gas lease of submerged lands under the Outer Continental Lands Act.  The MMS must certify the Company as such before the assignment will be approved.  There are no assurances that the MMS will certify the Company and/or approve the assignment.  South Marsh previously held the right to a 11.25% working interest in SMI 138, which rights have lapsed as of the date of this filing.  The agreement to acquire the 40% interest in SMI 138 is expected to be finalized by the end of August 2008, and as of the date of this report, Offset, on behalf of itself and the Company, has already provided a payment of $25,000 to Ridgelake as consideration for the assignment, of which we will be responsible for repaying $12,500 of such payment to Offset.  The Company will file a Form 8-K containing more details of the assignment agreement upon its finalization.  Assuming the acquisition closes, the Company will focus on the development and drilling of SMI 138 sometime in 2009.  A well on SMI 138 is anticipated to cost approximately $6 million, which funds the Company anticipates requiring in the second quarter of 2009.  The well will likely be funded by farming down the Company’s working interest in SMI 138 in the form of a lesser percentage working interest.  There are no assurances however, that the Company will be able to make such an arrangement with any other operators and/or that the Company will have sufficient funds to pay the development costs of SMI 138 when such payments are required.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We are currently focused on acquiring our 40% interest in SMI 138, as described above.  Additionally, if the agreement to transfer South Marsh to GOG should not close for any reason, we will also continue to focus on earning the interests that South Marsh has the right to earn as a result of the Participation Agreement with Ridgelake, as described above.  We hope that in the event we are able to vest the SMI 138 interest and/or the South Marsh interests, funding permitting, we will be able to generate oil and gas production and continue to grow our operations through subsequent purchases, of which there can be no assurance.  Further, in the event the South Marsh transfer agreement should not close, we will also likely pursue other potential buyers of South Marsh.

Initially, we intend to seek out low risk, high return investments and development activities in the gulf coast region, such as the South Marsh acquisition described above under “Description of Business.”  While we currently have a tentative list of potential additional acquisitions, we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future to obtain the necessary funds we will require to move forward with our business plan.

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We did not generate any oil and gas revenues for the three months ended June 30, 2008, or for the three months ended June 30, 2007, and do not anticipate generating any oil and gas revenues until we can raise sufficient capital to purchase operating or non-operating oil and gas properties, until we can raise sufficient capital to develop the SMI 138, assuming our proposed purchase of such interest with Ridgelake is completed, and/or if such purchase of the SMI 138 is not completed and our sale of South Marsh is not successful, until South Marsh (our wholly owned subsidiary) earns the interests in certain leases as described above, funding permitting, of which there can be no assurance.

We had general and administrative expenses of $45,734 for the three months ended June 30, 2008, compared to general and administrative expenses of $11,665 for the three months ended June 30, 2007, an increase of $34,069 or 292% from the prior period.  The increase in general and administrative expenses was mainly due to increased legal and accounting fees for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to our status as a public company.

We had $323 in depreciation expense for the three months ended June 30, 2008 compared with depreciation expense of $226 for the three months ended June 30, 2007.

We had total operating expenses and a total operating loss of $46,057 for the three months ended June 30, 2008, compared to total operating expenses and a total operating loss of $11,891 for the three months ended June 30, 2007, an increase in total operating expenses of $44,166 or 287% from the prior period mainly due to increased business activity.

We had interest expense of $277 for the three months ended June 30, 2008, compared to interest expense of $24 for the three months ended June 30, 2007, which increase in expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $46,334 for the three months ended June 30, 2008, compared to a total net loss of $11,915 for the three months ended June 30, 2007, an increase in net loss of $34,419 or 289% from the prior period, which  was due mainly to the $34,069 or 292% increase in general and administrative expenses.  We anticipate incurring net losses until and unless we are able to earn our oil and gas interests, as disclosed above, and/or obtain any other oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

We did not generate any oil and gas revenues for the six months ended June 30, 2008, or for the six months ended June 30, 2007, and do not anticipate generating any oil and gas revenues until we can raise sufficient capital to purchase operating or non-operating oil and gas properties, until we can raise sufficient capital to develop the SMI 138, assuming our proposed purchase of such interest with Ridgelake is completed, and/or if such purchase of the SMI 138 is not completed and our sale of South Marsh is not successful, until South Marsh (our wholly owned subsidiary) earns the interests in certain leases as described above, funding permitting, of which there can be no assurance.

We had general and administrative expenses of $69,817 for the six months ended June 30, 2008, compared to general and administrative expenses of $27,141 for the six months ended June 30, 2007, an increase of $42,676 or 157% from the prior period.  The increase in general and administrative expenses was mainly due to increased legal and accounting fees for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to our status as a public company.

We had $549 in depreciation expense for the six months ended June 30, 2008 compared with depreciation expense of $452 for the six months ended June 30, 2007.

We had total operating expenses and a total operating loss of $70,366 for the six months ended June 30, 2008, compared to total operating expenses and a total operating loss of $27,593 for the six months ended June 30, 2007, an increase in total operating expenses of $42,773 or 155% from the prior period.

We had interest expense of $489 for the six months ended June 30, 2008, compared to interest expense of $24 for the six months ended June 30, 2007, which increase in expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $70,855 for the six months ended June 30, 2008, compared to a total net loss of $27,617 for the six months ended June 30, 2007, an increase in net loss of $43,238 or 157% from the prior period, which was due mainly to the $42,676 or 157% increase in general and administrative expenses.  We anticipate incurring net losses until and unless we are able to earn our oil and gas interests, as disclosed above, and/or obtain any other oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $58,670 as of June 30, 2008, consisting of total current assets of $4,822, which consisted solely of cash of $4,822, and non-current assets consisting of $3,848 of property and equipment, net of accumulated depreciation of $1,779 and unproved oil and gas properties of $50,000.

We had total liabilities as of June 30, 2008 of $76,567, consisting of total current liabilities of $10,267; which included $4,440 of accounts payable and $5,827 of accrued liabilities; and non-current liabilities consisting of $58,036 of long-term advances, related party, in connection with advances to the Company by its officer and Director, Frank Jacobs and entities controlled by Mr. Jacobs, which funding does not bear interest and is payable on demand with at least one (1) year and one (1) day prior notice and/or is payable in shares of the Company’s common stock at the option of the Company on the date such payment is demanded (based on the then trading price of the Company’s common stock, assuming such common stock is publicly traded); and $8,264 of note payable to Capersia, of which $264 represented unpaid interest expense converted to debt.

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

We had a working capital deficit of $5,445 and a deficit accumulated during the exploration stage of $189,366 as of June 30, 2008.

We had $36,964 of net cash used in operating activities for the six months ended June 30, 2008, which mainly included a net loss of $70,855 and a $2,468 decrease in accounts payable, offset by $30,000 of common shares issued for services, an increase in prepaid expenses and other current assets of $3,000, an increase in accrued liabilities of $2,810 and depreciation expense of $549.

We had $40,500 of net cash provided by financing activities for the six months ended June 30, 2008, which was solely due to $40,500 of advances from related parties in connection with long term loans advanced to the Company by the Company’s sole officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans are described in greater detail above.

We raised an aggregate of $61,050 through the sale of 610,500 units at a price of $0.10 per Unit from September 2006 through August 2007, which units each included one (1) share of common stock, one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share.  However, we believe that we will only be able to continue our business operations for approximately the next three to six months with our current cash on hand and anticipate the need for approximately $50,000 in additional funding to continue our business operations for the next twelve months, which amount does not include the approximately $1,300,000 in additional funds that South Marsh will need to earn a working interest in the leases described above under “Purchase and Sale Agreement with Entek,” which there can be no assurance we will be able to raise, assuming the transfer of South Marsh does not close; or any funds we will be required to raise in connection with the SMI 138, as described above.  Historically, our business operations have consisted of working to raise funds through the sale of Units as described above, working to finalize the Polaris agreement, which has since been cancelled, and working to finalize and enter into the Purchase Agreement with Entek, the review and preparation of the Registration Statement and amendments thereto, which became effective on May 7, 2008, and our other periodic filings.  As such, our business operations to date have been minimal, and until such time as we are able to vest the working interests provided for in the Participation Agreement and/or SMI 138, we anticipate such business operations remaining that way.

In or around July 2008, the Company began negotiations for the transfer of South Marsh to a third party entity which is currently proposed to be organized in Germany, and tentatively named “German Oil & Gas” (“GOG”).  It is currently anticipated that our sole officer and Director, Frank A. Jacobs will be a shareholder of GOG.  The terms of an agreement with GOG have not been finalized as of the date of this report.  However, in connection with the proposed sale of South Marsh to GOG, a third-party on behalf of GOG provided the Company a non-refundable payment of $29,980 in July 2008.  The Company will file a Form 8-K containing more details if terms of the transfer can be agreed upon by all parties involved.

We currently rely on funds provided by Frank Jacobs, our sole officer and Director.  Mr. Jacobs previously committed to provide us funding, pursuant to his letter dated January 20, 2008, until the effectiveness of our Registration Statement and to provide us funds for costs and fees associated with our quotation on the Over-The-Counter Bulletin Board.  As both of these events have occurred, Mr. Jacobs no longer has any obligations to provide us funding.  While Mr. Jacobs may continue to provide us funding in the future, there are no assurances that he will.

We anticipate spending our cash on hand for the upcoming months on general business expenses, travel expenses and transfer agent fees.  We anticipate these expenses will be paid by Mr. Jacobs, but he has not committed to providing us any additional funding.  We plan to keep our expenses at a minimum until such time as we can raise additional capital, including seeking out equity financing in an attempt to earn our interests through the Participation Agreement.

As stated above, we anticipate transferring South Marsh to GOG within the next few months, assuming we can come to terms with GOG.  If the transfer should not close for any reason, we do not anticipate needing any funds in connection with the Participation Agreement with South Marsh until the third quarter of 2008.  We anticipate raising additional funds we may require for the Participation Agreement and/or for general working capital through the sale of equity securities, of which there can be no assurance.  We anticipate that in the event we are unable to raise funds through the sale of debt or equity securities, Mr. Jacobs will continue to provide us funding through loans or equity investments, even though his written commitment no longer requires him to provide us any funding.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the covered by this Quarterly Report on Form 10-Q, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We raised an aggregate of $61,050 through the sale of 610,500 Units at a price of $0.10 per unit from September 2006 through August 2007, which Units each included one (1) share of common stock; one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share; and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share (each a “Unit”).  We have not generated any oil and gas revenues to date and anticipate the need for approximately $50,000 in additional funding to continue our business operations for the next twelve months.  Further, in the event our agreement to transfer South Marsh to GOG does not close, we will need approximately $1,300,000 of additional funding during the next 12 months, for South Marsh to earn interests in two wells pursuant to the Participation Agreement, of which there can be no assurance will be raised, which is described in greater detail below under “Pursuant to the terms of our wholly owned subsidiary, South Marsh’s Participation Agreement, South Marsh is required to pay substantial amounts of money to Entek, in order to earn working interests in the interests subject to the Participation Agreement.”  If we are unable to raise the additional funding we currently require, we will be unable to participate in the drilling operations for the two first concessions and we might loose the right to earn those concessions. Furthermore, pursuant to the terms of the Participation Agreement, we are required to pay our respective costs of any proposed well on a lease-by-lease basis, and if we fail to timely remit such payments or choose not to participate in any particular lease, we will forfeit all rights to earn an interest in such lease, and any and all prior funds paid in connection with such lease and Ridgelake may terminate the Participation Agreement altogether. If our agreement to purchase the SMI 138 closes (as described above) we anticipate the need for up to $2.4 million in the second quarter of 2009, which funds may not be available on favorable terms, if at all.  Our sole officer and Director, Frank Jacobs, has not committed to loaning or investing additional funding in the Company. Moving forward, we anticipate Mr. Jacobs will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to earn our interests pursuant to the Participation Agreement.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.  We anticipate transferring South Marsh; however, in the event such a transfer does not occur, we anticipate the need for additional funding, both for working capital and to earn our interests through the Participation Agreement.   We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations and/or vest the working interests pursuant to the Participation Agreement, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities, if any.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder or us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.   Furthermore, as we may not ever cease to be a “shell company,” investors who purchase our restricted securities and/or non-free trading shares of our securities may be forced to hold such securities indefinitely.

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

As stated above, we raised $61,050 from September 2006 through August 2007, through sales of units. Additionally, we borrowed $8,000 from a shareholder of the Company in June 2007, pursuant to the sale of a Promissory Note; however, as of June 30, 2008, we had a working capital deficit of $5,445 and a total deficit accumulated during the exploration stage of $189,366.  We currently anticipate that we will be funded by our sole officer and Director, Frank Jacobs, moving forward, other than in connection with our Participation Agreement, although he is not obligate to do such.  Additionally, we will need to raise substantial additional capital to continue our business operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been contacted by parties seeking to merge and/or acquire us. While we have no immediate plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

WE RELY HEAVILY ON FRANK A. JACOBS, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of Frank A. Jacobs, our Chief Executive Officer and Director. Mr. Jacobs spends approximately 30 hours per week on Company matters.  Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Jacobs and will depend on our ability to attract qualified contractors and consultants on an as-needed basis.  Additionally, we currently rely on Mr. Jacobs to provide us funding for working capital and expenses, although he is not obligated to provide such funding.

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

We raised an aggregate of $61,050 through the sale of 610,500 units at a price of $0.10 per Unit from September 2006 through August 2007, which units each included one (1) share of common stock, one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share.  We anticipate the need for approximately $50,000 in funding to continue our business operations for the next twelve months, and, in the event the agreement to transfer South Marsh does not close, approximately $1,300,000 in additional funding for South Marsh to earn a working interest in the leases described above under “Purchase and Sale Agreement with Entek,” and in the event our purchase of SMI 138 closes, approximately $2.4 million in additional funding by the second quarter of 2009, which there can be no assurance we will be able to raise.

ASSUMING THE AGREEMENT WITH RIDGELAKE TO ASSIGN A 40% INTEREST IN SMI 138 IS FINALIZED, WE WILL NEED SUBSTANTIAL FUNDS TO EARN OUR WORKING INTEREST IN SMI 138, WHICH FUNDS MAY BE UNAVAILABLE.

In the third quarter of 2008, the Company began negotiations to acquire a 40% working interest in SMI 138 from Ridgelake, as described above under “Material Events.”  Assuming the assignment agreement with Ridgelake closes, and assuming the assignment is approved by the MMS, the Company will focus on the development and drilling of SMI 138 sometime in 2009.  A well on SMI 138 is anticipated to cost approximately $2.4 million, which funds the Company estimates needing in the second quarter of 2009.  The well will likely be funded by farming down the Company’s working interest in SMI 138.  There are no assurances, however, that the Company will be able to make such an arrangement with any operator.  If the Company is unable to get funding operators, the Company will have to find an alternative source of funding for the well, which funding may be unavailable or unavailable on favorable terms to the Company.  If such funding is unavailable, the Company may be forced to curtail its operations and/or lose its interest in SMI 138.

THE COMPANY’S PURCHASE OF SMI 138 IS SUBJECT TO APPROVAL BY THE MINERALS MANAGEMENT SERVICE OF THE UNITED STATES DEPARTMENT OF THE INTERIOR.

The Company is in negotiations to acquire a 40% working interest in SMI 138 (as defined above) from Ridgelake.  Pursuant to an agreement between Ridgelake, the Company and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has not been finalized to date, Ridgelake will assign a 40% interest to the Company and a 40% interest to Offset.  Assignment of the interests to the Company and Offset is subject to approval by the Minerals Management Service of the United States Department of the Interior (the “MMS”).  The Company is not currently qualified by the MMS to own any oil and gas lease of submerged lands under the Outer Continental Lands Act.  The MMS must certify the Company as such before the assignment will be approved.    As such, there can be no assurances that the MMS will certify the Company and/or that the assignment will be approved.  If the MMS does not certify the Company and/or the assignment is not approved, the Company could be forced to curtail or abandon its current business plan and any investment in the Company could become devalued or worthless.

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

WE CURRENTLY HAVE A SPORADIC, ILLIQUID, VOLATILE MARKET FOR OUR COMMON STOCK, AND THE MARKET FOR OUR COMMON STOCK MAY REMAIN SPORADIC, ILLIQUID, AND VOLATILE IN THE FUTURE.

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB.  Since this time, there has been a limited market for our common stock on the OTCBB that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements, expressed a concern about our ability to continue as a going concern. We had working capital deficit of $5,445 and had an accumulated deficit of $189,366 as of June 30, 2008, and have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of August 19, 2008, we had 11,620,500 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

FRANK A. JACOBS, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR BENEFICIALLY OWNS AN AGGREGATE OF 88% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Frank A. Jacobs, our Chief Executive Officer and Director beneficially owns an aggregate of 10,180,000 shares or approximately 88% of our outstanding common stock (assuming the issuance of shares of common stock in connection with the exercise of certain warrants which he beneficially owns). Accordingly, Mr. Jacobs will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Jacobs as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY IN CONNECTION WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2009 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2009, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2008, the Company issued an aggregate of 200,000 restricted shares of its common stock to Island Capital Management, LLC (“Island”), in consideration for an affiliate of Island agreeing to serve as the Company’s transfer agent.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discount or commissions were paid by us.

In or around June 2008, the Company issued an aggregate of 100,000 shares of its restricted common stock to David M. Loev, the Company’s legal counsel in consideration for legal services rendered.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933 (the "Act") since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discount or commissions were paid by us.

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

VELOCITY OIL & GAS, INC.

DATED: August 19, 2008	By: /s/ Frank A. Jacobs
Frank A. Jacobs
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer