Form 10-Q
period 2008-09-30
Velocity Oil & Gas, Inc.
filed 2008-11-14
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

3500 WASHINGTON AVE, SUITE 200
HOUSTON TX 77007
(Address of principal executive offices)

(713) 448-0222
(Registrant's telephone number)

369 TERMINAL AVE, SUITE 305
VANCOUVER, BRITISH COLUMBIA, CANADA
V6A 4C4
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐
The number of shares outstanding of each of the issuer’s classes of equity as of November 13, 2008 is 11,620,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$2,965	$1,286
Prepaid expense other current assets	-	3,000
Total current assets	2,965	4,286

Property, plant and equipment, net of accumulated
depreciation of $2,151 and $1,230, respectively	3,476	1,480
Unproved oil and gas properties	-	50,000

TOTAL ASSETS	$6,441	$55,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,525	$6,908
Accrued liabilities	607	100
Total current liabilities	7,132	7,008

Long-term advances - related party	44,286	17,536
Note payable to shareholders	8,264	8,264
Total liabilities	59,682	32,808

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 11,620,500 and 11,320,500 shares issued and
outstanding, respectively	11,621	11,321
Additional paid-in-capital	159,848	130,148
Deficit accumulated during the exploration stage	(224,710)	(118,511)
Total stockholders' equity (deficit)	(53,241)	22,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,441	$55,766

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					May 16, 2006
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating expenses:
General and administrative	$14,553	$15,526	$84,370	$42,667	$201,387
Impairment of oil and gas properties	20,020	-	20,020	-	20,020
Depreciation	372	327	921	779	2,151
Total operating expenses	34,945	15,853	105,311	43,446	223,558

Operating loss	(34,945)	(15,853)	(105,311)	(43,446)	(223,558)

Interest expense	(399)	(120)	(888)	(144)	(1,152)

Net loss	$(35,344)	$(15,973)	$(106,199)	$(43,590)	$(224,710)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common
shares outstanding	11,620,500	10,900,717	11,550,062	10,751,914

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
May 16, 2006 (Inception) Through September 30, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Warrants granted	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder's fees	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Common shares issued for services	300,000	300	29,700	-	30,000
Net loss	-	-	-	(106,199)	(106,199)
Balances at September 30, 2008	11,620,500	$11,621	$159,848	$(224,710)	$(53,241)

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			May 16, 2006
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,199)	$(43,590)	$(224,710)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation and amortization expense	921	779	2,151
Debt issued for interest	-	-	264
Impairment of oil and gas properties	20,020	-	20,020
Stock issued for services	30,000	1,000	31,300
Warrant expense	-	-	19,119
Changes in assets and liabilities:
Prepaid expenses and other receivables	3,000	4,090	-
Accounts payable and accrued liabilities	124	1,945	7,132
CASH USED IN OPERATING ACTIVITIES	(52,134)	(35,776)	(144,724)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(2,917)	-	(5,627)
Proceeds from sale of oil and gas properties	29,980	-	29,980
CASH PROVIDED BY INVESTING ACTIVITIES	27,063	-	24,353

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	53,500	-	74,002
Proceeds from note payable to shareholder	-	8,000	8,000
Repayments of advances from related party	(26,750)	(2,966)	(29,716)
Proceeds from issuance of common stock	-	27,800	71,050
CASH PROVIDED BY FINANCING ACTIVITIES	26,750	32,834	123,336

NET CHANGE IN CASH	1,679	(2,942)	2,965
Cash, beginning of period	1,286	12,008	-
Cash, end of period	$2,965	$9,066	$2,965

SUPPLEMENTAL INFORMATION
Cash paid for:
Interest	$-	$-
Income Taxes	-	-

See notes to financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Velocity Oil and Gas, Ltd. (“Velocity”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company is a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

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

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted for potential dilutive securities on an "as if converted" basis, by the weighted average number of common shares outstanding. For the period from May 16, 2006 (inception) to September 30, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $106,199 for the nine months ended September 30, 2008 and has an accumulated deficit of $224,710.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

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

In July 2008, Velocity received a nonrefundable deposit of $29,980, representing the full purchase price, for the sale of 100% of Velocity’s membership interest in South Marsh, LLC. The remaining $20,020 book value of the unproved property was written-off through impairment of oil and gas properties during the nine months ended September 30, 2008.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

Description	Life	September 30, 2008	December 31, 2007
Computer equipment	3 years	$2,710	$2,710
Furniture and fixtures	5 years	2,917	-
Less: accumulated depreciation		(2,151)	(1,230)
		$3,476	$1,480

NOTE 5 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from its former chief executive officer, Frank Jacobs, periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At September 30, 2008 and December 31, 2007, there was an outstanding balance of $44,286 and $17,536, respectively due to the former chief executive officer.

NOTE 6 – NOTES PAYABLE

Velocity borrowed $8,000 from a shareholder in June 2007.  The note is due on demand with twelve months and one day’s notice and bears interest at 6% per annum.  The principal is convertible into common shares at $0.10 per share. During 2007, the accrued interest of $264 was converted to debt. At September 30, 2008, the outstanding balance on the note was $8,264. Velocity evaluated the convertible portion under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. Velocity then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.

NOTE 7 – SUBSEQUENT EVENTS

On or about September 29, 2008, South Marsh entered into an Assignment agreement with Ridgelake to acquire a 40% working interest in the South Marsh Island 138 Block (“SMI 138”).  Pursuant to the Assignment agreement between Ridgelake Energy, Inc., a Louisiana corporation (“Ridgelake”), South Marsh and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has an effective date of June 1, 2008, Ridgelake will assign a 40% interest to South Marsh and a 40% interest to Offset.  Jacobs Oil & Gas, Ltd., which is controlled by our former officer and Director, Frank Jacobs, is a shareholder of Offset.  Assignment of the interests to South Marsh and Offset is subject to approval by the Minerals Management Service of the United States Department of the Interior (the “MMS”).  South Marsh is currently qualified by the MMS to own any oil and gas lease of submerged lands under the Outer Continental Lands Act.  After its entry into the Assignment agreement, South Marsh filed for approval of the assignment with the MMS and anticipates receiving approval from the MMS within the ensuing weeks of this Report.  South Marsh previously held the right to an 11.25% working interest in SMI 138, which rights have lapsed as of the date of this filing.  Prior to its entry into the Assignment agreement, Offset provided a payment of $25,000 to Ridgelake as consideration for the assignment, of which Velocity was responsible for repaying $12,500 of such payment to Offset.  Velocity has not made this $12,500 payment to Offset as of the date of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF VELOCITY OIL & GAS, INC. ("THE COMPANY", "VELOCITY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

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

Initially, we intend to seek out low risk, high return investments and development activities in the gulf coast region.  On or about September 29, 2008, with an effective date of June 1, 2008, we entered into an Assignment agreement to acquire the rights to a 40% Working Interest in the South Marsh Island 138 Block, but we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future to obtain the necessary funds we will require to drill in our initial oil and gas interest and move forward with our business plan.

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

Purchase and Sale Agreement with Entek

In November 2007, we entered into a Purchase and Sale Agreement with Entek USA Inc. (the “Purchase Agreement” and “Entek”) and an Assignment of Membership Interests (the “Assignment”), pursuant to which we purchased all of the outstanding membership interests in South Marsh LLC, a Delaware limited liability company (“South Marsh”).  One of the Directors of Entek is Russell Brimage, who is a shareholder of the Company.  Through the Purchase Agreement, we obtained all of the interests in oil and gas leases acquired by South Marsh pursuant to an Amended and Restated Participation Agreement, dated December 8, 2006, by and between, South Marsh, Ridgelake Energy, Inc., a Louisiana corporation (“Ridgelake”), and GulfX, LLC, a Delaware limited liability company, which was later amended by an Amended and Restated Participation Agreement entered into in September 2007 (the “Participation Agreement”).  Pursuant to the terms of this participation agreement, South Marsh acquired the right to earn (a) a 10% working interest in Block 79, Viosca Knoll Area covering approximately 5,760 acres of submerged lands within the Outer Continental Shelf (“VK 79”); (b) a 10% working interest in Block A 307, High Island Area, covering approximately 5,760 acres of submerged lands within the Outer Continental Shelf (“HI A 307”); (c) a 10% working interest in the Block 317, Vermillion Area, covering approximately 5,000 acres of submerged lands within the Outer Continental Shelf (“VM 317”); (d) an 11.25% working interest in Block 138, South Marsh Island Area, covering approximately 5,000 acres of submerged lands within the Outer Continental Shelf (“SMI 138”); and (e) a 15% working interest in Block 152, South Marsh Island Area, covering approximately 2,500 acres of submerged lands within the Outer Continental Shelf (“SMI 152”), which interest expired on July 31, 2008 as the Company elected not to participate in drilling on SMI 152 as management deemed the project to have limited economic potential.  All of the leases are located in the Gulf of Mexico, off the coast of Texas and Louisiana.  The effective date of the Purchase Agreement was November 8, 2007.

In connection with the Purchase Agreement, all of the officers and Directors of South Marsh resigned, and Frank Jacobs, our former officer and Director was appointed as the sole officer and Director of South Marsh.

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

In order for South Marsh to acquire the working interests pursuant to the Participation Agreement, South Marsh was required to make certain payments to Ridgelake representing its respective “Cost Share” (as defined below) of the various leases, which totaled approximately $1,072,258 as of the date of the Purchase Agreement, which funds were previously paid by South Marsh in connection with the Participation Agreement.  South Marsh is also responsible for paying Ridgelake for its respective costs and expenses expended by Ridgelake in maintenance and development of the leases, and its respective cost of conducting the interest earning operations on each lease, based on the Cost Share (collectively the “Lease Expenses”).  South Marsh’s “Cost Share” on each of the remaining leases is as follows:

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

On July 1, 2008, Ridgelake proposed to drill a well on the SMI 152 lease whereby the Company would be required to pay Ridgelake a cash-call within 30 days and share in the expenses of such well, if the Company desired to participate.  Upon Ridgelake’s proposal, the Company elected not to participate in this lease as management deemed the project to have limited economic potential.  As such, the Company’s interest in the SMI 152 lease expired on July 31, 2008, and the Company has forfeited its right to earn any interest on this lease in the future.

Moving forward it is currently anticipated that Ridgelake will propose to drill a well in fiscal 2009 on the VK 79 lease, estimated to cost approximately $4.5 million in total (of which South Marsh’s required payment would be $525,000).  These estimates are subject to change however, based on the actual drilling costs of such well, and as such, these estimates may be higher or lower than the actual amounts South Marsh is actually required to pay.  The drilling costs associated with wells on the other leases have not been determined yet; however, the Company anticipates such costs being in the order of $500,000 to $1,000,000 per well.

Additionally, South Marsh will be responsible for its share of ongoing lease expenses even assuming the successful completion of one or both of the currently proposed wells above.  The estimated lease expenses for each well, assuming such wells produce, which will be required to be paid by the Company will be approximately $80,000 per month; however, in the event any of the wells produce, it is anticipated that the revenue such wells will generate will be in excess of any lease operating expenses, and as a result, such expenses will be able to be paid by the Company with funds it receives in revenue from the well.

South Marsh does not currently anticipate being required to make any payments to Ridgelake in connection with a proposed well on the VK 79 lease until sometime in 2009, funding permitting, nor does it believe that it will cease its business operations if it is unable to raise capital by such time.  The Company does not currently have any anticipated funding available for the payments to Ridgelake and as such, is currently in negotiations with GOG as described below, to sell its ownership of South Marsh.  In the event that the Company is unable to sell the ownership interests of South Marsh, and South Marsh is unable to make the required payments to Ridgelake in connection with the proposed wells described above, South Marsh will not be able to participate in the wells, and the Company will not earn any revenue from such wells, even if they are successful.

We also issued Sterling Grant Capital, Inc. 500,000 shares of our common stock as a finder’s fee in connection with the South Marsh transaction.

We have not paid any consideration to date, including cash and/or securities, to Entek in connection with the Purchase Agreement.

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

In January 2008, Frank A. Jacobs, our former sole officer and Director, agreed in writing to provide us funding, including paying for our expenses associated with the Registration Statement, including legal and accounting fees associated with responding to the Commission’s comments to the Registration Statement and in preparation of amendments to the Registration Statement, as well as general business expenses, including our $575 per month office space lease until such time as the Registration Statement is declared effective, as well as additional expenses associated with our quotation on the OTCBB.  Since the effectiveness of the Registration Statement and our quotation on the OTCBB, Mr. Jacobs has continued to provide us funding, even though he is no longer required to pursuant to his written commitment.  Effective September 15, 2008, Mr. Jacobs resigned as officer and Director of the Company, and James Moses was appointed as sole officer and Director of the Company.  However, we still anticipate Mr. Jacobs, who remains the Company’s largest shareholder, to continue to provide us funding moving forward until such time as we can raise additional funding through the sale of debt or equity.  There are no assurances that he will continue providing funding in the future.

Agreement Regarding the Sale of South Marsh

In or around July 2008, the Company began negotiations for the transfer of South Marsh to a third party entity which is currently proposed to be organized in Germany, and tentatively named “German Oil & Gas AG” (“GOG”).  It is currently anticipated that our former officer and Director, Frank Jacobs will be a shareholder of GOG.  The terms of an agreement with GOG have not been finalized as of the date this report.  However, in connection with the proposed sale of South Marsh to GOG, a third-party on behalf of GOG provided the Company a non-refundable payment of $29,980 in July 2008.  The deposit was recorded against the book value of South Marsh and the remaining $20,020 was written-off through impairment of oil and gas properties. The Company will file a Form 8-K containing more details if terms of the transfer can be agreed upon by all parties involved.  As of the date of this Report, GOG has indicated to the Company that, in light of the current state of the financial markets, it desires to wait for an indefinite period before moving forward with negotiations on the terms of the transfer.

Purchase of Ownership Interest in SMI 138

On or about September 29, 2008, South Marsh entered into an Assignment agreement with Ridgelake to acquire a 40% working interest in SMI 138 (as defined above).  Pursuant to the Assignment agreement between Ridgelake, South Marsh and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has an effective date of June 1, 2008, Ridgelake will assign a 40% interest to South Marsh and a 40% interest to Offset.  Jacobs Oil & Gas, Ltd., which is controlled by our former officer and Director, Frank Jacobs, is a shareholder of Offset.  Assignment of the interests to South Marsh and Offset is subject to approval by the Minerals Management Service of the United States Department of the Interior (the “MMS”).  South Marsh is currently qualified by the MMS to own any oil and gas lease of submerged lands under the Outer Continental Lands Act.  After its entry into the Assignment agreement, South Marsh filed for approval of the assignment with the MMS and anticipates receiving approval from the MMS within the ensuing weeks of this Report.  South Marsh previously held the right to an 11.25% working interest in SMI 138, which rights have lapsed as of the date of this filing.  Prior to its entry into the Assignment agreement, Offset provided a payment of $25,000 to Ridgelake as consideration for the assignment, of which we were responsible for repaying $12,500 of such payment to Offset.  We have not made this $12,500 payment to Offset to date.

The assignment is subject to all royalty and overriding royalties that burden the lease, including the following royalties and overriding royalties: (a) a 16.66667% royalty payable to the United States of America under the terms of the SMI 138 lease, (b) a 3.33333% of 8/8ths overriding royalty interest that was previously granted to Beacon Exploration and Production Company, L.L.C. by Ridgelake in December 2005, and (c) overriding royalty interests in the amount of 1/3rd of 1.0% of 8/8ths each (a total of 1.0% of 8/8ths) previously granted by Ridgelake in December 2006 to (1) Petrosand Energy, L.L.C., (2) Digwell Energy, L.L.C. and (3) Delta Oil and Gas, L.L.C.  Further, pursuant to the Assignment agreement, Ridgelake reserved to itself an additional 4.0% of 8/8ths overriding royalty interest (the “Additional Interest”) which shall attach to all oil, gas, and other minerals which are allocated under the Assignment agreement.  The Additional Interest shall be free of drilling and operating expenses, but shall bear its proportionate part of severance and production taxes.

Assuming the assignment is approved by the MMS, the Company will focus on the development and drilling of SMI 138 sometime in 2009.  A well on SMI 138 is anticipated to cost approximately $6 million, which funds the Company anticipates it will require in the second quarter of 2009.  The well will likely be funded by farming down the Company’s working interest in SMI 138 in the form of a lesser percentage working interest.  There are no assurances however, that the Company will be able to make such an arrangement with any other operators and/or that the Company will have sufficient funds to pay the development costs of SMI 138 when such payments are required.

If and when the Company finalizes terms for the transfer of South Marsh to a third party entity, as described above under “Agreement Regarding the Sale of South Marsh,” Velocity Oil & Gas, Inc. will apply to the MMS to be registered as a qualified holder of offshore licenses, and the 40% SMI 138 interest will be transferred from South Marsh to Velocity Oil & Gas, Inc. prior to closing of the transfer.  However, there can be no assurances that the MMS will certify the Company and/or that the transfer from South Marsh to the Company will be approved.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We are currently focused on proceeding with the development and drilling of our recently acquired 40% interest in SMI 138, as described above.  Additionally, if the agreement to transfer South Marsh to GOG should not close for any reason, we will also continue to focus on earning the interests that South Marsh has the right to earn as a result of the Participation Agreement with Ridgelake, as described above.  Funding permitting, we hope that we will be able to generate oil and gas production on the SMI 138 interest and/or the South Marsh interests and continue to grow our operations through subsequent purchases, of which there can be no assurance.  Further, in the event the South Marsh transfer agreement should not close, we will also likely pursue other potential buyers of South Marsh.

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

RESULTS FROM OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We did not generate any oil and gas revenues for the three months ended September 30, 2008, or for the three months ended September 30, 2007, and do not anticipate generating any oil and gas revenues until we can raise sufficient capital to purchase operating or non-operating oil and gas properties, until we can raise sufficient capital to develop the SMI 138, and/or, assuming our sale of South Marsh is not successful, until South Marsh (our wholly owned subsidiary) earns the interests in certain leases as described above, funding permitting, of which there can be no assurance.

We had general and administrative expenses of $14,553 for the three months ended September 30, 2008, compared to general and administrative expenses of $15,526 for the three months ended September 30, 2007, a decrease of $973 or 6.3% from the prior period.  The decrease in general and administrative expenses was mainly due to decreased legal expenses for such period.

We had impairment of oil and gas properties of $20,020 for the three months ended September 30, 2008, compared to no impairment during the same period in the prior year.

We had $372 in depreciation expense for the three months ended September 30, 2008 compared with depreciation expense of $327 for the three months ended September 30, 2007.

We had total operating expenses and a total operating loss of $34,945 for the three months ended September 30, 2008, compared to total operating expenses and a total operating loss of $15,853 for the three months ended September 30, 2007, an increase of $19,092 or 120.4% from the prior period, which was mainly due to the impairment of oil and gas properties during the three months ended September 30, 2008.

We had interest expense of $399 for the three months ended September 30, 2008, compared to interest expense of $120 for the three months ended September 30, 2007, the increase was in connection with an increase in the Company’s credit card debt and with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $35,344 for the three months ended September 30, 2008, compared to a total net loss of $15,973 for the three months ended September 30, 2007, an increase in net loss of $19,371 or 121.3% from the prior period, which was due mainly to the impairment of oil and gas properties.  We anticipate incurring net losses until and unless we are able to earn our oil and gas interests, as disclosed above, and/or obtain any other oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We did not generate any oil and gas revenues for the nine months ended September 30, 2008, or for the nine months ended September 30, 2007, and do not anticipate generating any oil and gas revenues until we can raise sufficient capital to purchase operating or non-operating oil and gas properties, until we can raise sufficient capital to develop the SMI 138, and/or, assuming our sale of South Marsh is not successful, until South Marsh (our wholly owned subsidiary) earns the interests in certain leases as described above, funding permitting, of which there can be no assurance.

We had general and administrative expenses of $84,370 for the nine months ended September 30, 2008, compared to general and administrative expenses of $42,667 for the nine months ended September 30, 2007, an increase of $41,703 or 97.7% from the prior period.  The increase in general and administrative expenses was mainly due to increased legal and accounting fees for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to the Company filing its registration statement and obtaining quotation on the Over-The-Counter Bulletin Board.

We had impairment of oil and gas properties of $20,020 for the nine months ended September 30, 2008, compared to no impairment during the same period in the prior year.

We had $921 in depreciation expense for the nine months ended September 30, 2008 compared with depreciation expense of $779 for the nine months ended September 30, 2007.

We had total operating expenses and a total operating loss of $105,311 for the nine months ended September 30, 2008, compared to total operating expenses and a total operating loss of $43,446 for the nine months ended September 30, 2007, an increase of $61,865 or 142.4% from the prior period.

We had interest expense of $888 for the nine months ended September 30, 2008, compared to interest expense of $144 for the nine months ended September 30, 2007, an increase in interest expense of $744, which was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $106,199 for the nine months ended September 30, 2008, compared to a total net loss of $43,590 for the nine months ended September 30, 2007, an increase in net loss of $62,609 or 143.6% from the prior period, which was due mainly to the $41,703 or 97.7% increase in general and administrative expenses and the impairment of oil and gas properties.  We anticipate incurring net losses until and unless we are able to earn our oil and gas interests, as disclosed above, and/or obtain any other oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $6,441 as of September 30, 2008, consisting of total current assets of $2,965, which consisted solely of cash, and non-current assets consisting of $3,476 of property and equipment, net of accumulated depreciation of $2,151.

We had total liabilities as of September 30, 2008 of $59,682, consisting of total current liabilities of $7,132; which included $6,525 of accounts payable, $607 of accrued liabilities; and non-current liabilities consisting of $44,286 of long-term advances, related party, in connection with advances to the Company by its former officer and Director, Frank Jacobs and entities controlled by Mr. Jacobs, which funding does not bear interest and is payable on demand with at least one (1) year and one (1) day prior notice and/or is payable in shares of the Company’s common stock at the option of the Company on the date such payment is demanded (based on the then trading price of the Company’s common stock, assuming such common stock is publicly traded); and $8,264 of note payable to Capersia, of which $264 represented unpaid interest expense converted to debt.

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

We had a working capital deficit of $4,167 and a deficit accumulated during the exploration stage of $224,710 as of September 30, 2008.

We had $52,134 of net cash used in operating activities for the nine months ended September 30, 2008, which included a net loss of $106,199, offset by $30,000 of common shares issued for services, $20,020 of impairment of oil and gas properties, an increase in prepaid expenses and other current assets of $3,000, depreciation expense of $921 and an increase in accounts payable and accrued liabilities of $124.

We had $27,063 of net cash provided by investing activities for the nine months ended September 30, 2008, which included $29,980 of proceeds received from the sale of oil and gas properties, offset by $2,917 of purchase of fixed assets.

We had $26,750 of net cash provided by financing activities for the nine months ended September 30, 2008, which was due to $53,500 of advances from related parties in connection with long term loans advanced to the Company by the Company’s former officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans are described in greater detail above, offset by $26,750 of repayments of advances from related party.

We raised an aggregate of $61,050 through the sale of 610,500 units at a price of $0.10 per Unit from September 2006 through August 2007, which units each included one (1) share of common stock, one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share.  However, we believe that we will only be able to continue our business operations for approximately the next three months with our current cash on hand and anticipate the need for approximately $50,000 in additional funding to continue our business operations for the next twelve months, which amount does not include the approximately $525,000 in additional funds that South Marsh will need to earn a working interest in the VK 79 lease described above under “Purchase and Sale Agreement with Entek,” which there can be no assurance we will be able to raise, assuming the transfer of South Marsh to GOG does not close; or any funds we will be required to raise in connection with the development of SMI 138, as described above. Historically, our business operations have consisted of working to raise funds through the sale of Units as described above, working to finalize the Polaris agreement, which has since been cancelled, and working to finalize and enter into the Purchase Agreement with Entek, the review and preparation of the Registration Statement and amendments thereto, which became effective on May 7, 2008, and our other periodic filings.  As such, our business operations to date have been minimal, and until such time as we are able to vest the working interests provided for in the Participation Agreement and/or SMI 138, we anticipate such business operations remaining that way.

In or around July 2008, the Company began negotiations for the transfer of South Marsh to a third party entity which is currently proposed to be organized in Germany, and tentatively named “German Oil & Gas” (“GOG”).  It is currently anticipated that our former officer and Director, Frank A. Jacobs will be a shareholder of GOG.  The terms of an agreement with GOG have not been finalized as of the date of this report.  However, in connection with the proposed sale of South Marsh to GOG, a third-party on behalf of GOG provided the Company a non-refundable payment of $29,980 in July 2008.  The deposit was recorded against the book value of South Marsh and the remaining $20,020 was written-off through impairment of oil and gas properties. The Company will file a Form 8-K containing more details if terms of the transfer can be agreed upon by all parties involved.  As of the date of this Report, GOG has indicated to the Company that, in light of the current state of the financial markets, it desires to wait for an indefinite period before moving forward with negotiations on the terms of the transfer.

We currently rely on funds provided by Frank Jacobs, our former officer and Director.  Mr. Jacobs previously committed to provide us funding, pursuant to his letter dated January 20, 2008, until the effectiveness of our Registration Statement and to provide us funds for costs and fees associated with our quotation on the Over-The-Counter Bulletin Board.  As both of these events have occurred, Mr. Jacobs no longer has any obligations to provide us funding.  Further, effective September 15, 2008, Mr. Jacobs resigned as officer and Director of the Company, and James Moses was appointed as sole officer and Director of the Company.  Despite his resignation, we anticipate Mr. Jacobs, who remains the Company’s largest shareholder, will continue to provide us funding in the future; however, there are no assurances that he will.

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

We anticipate transferring South Marsh to GOG sometime in the first quarter of 2009, assuming we can come to terms with GOG after resuming negotiations, of which there can be no assurances.  If the transfer should not close for any reason, we do not anticipate needing any funds in connection with the Participation Agreement with South Marsh until sometime in 2009.  We anticipate raising additional funds we may require for the Participation Agreement and/or for general working capital through the sale of equity securities, of which there can be no assurance.  We anticipate that in the event we are unable to raise funds through the sale of debt or equity securities, Mr. Jacobs will continue to provide us funding through loans or equity investments, even though his written commitment no longer requires him to provide us any funding.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We raised an aggregate of $61,050 through the sale of 610,500 Units at a price of $0.10 per unit from September 2006 through August 2007, which Units each included one (1) share of common stock; one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share; and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share (each a “Unit”).  We have not generated any oil and gas revenues to date and anticipate the need for approximately $50,000 in additional funding to continue our business operations for the next twelve months.  Further, in the event our agreement to transfer South Marsh to GOG does not close, we will need approximately $525,000 of additional funding sometime in 2009, for South Marsh to earn an interest in the VK 79 lease, assuming Ridgelake decides to move forward with drilling, pursuant to the Participation Agreement, of which there can be no assurance will be raised, which is described in greater detail below under “Pursuant to the terms of our wholly owned subsidiary, South Marsh’s Participation Agreement, South Marsh is required to pay substantial amounts of money to Entek, in order to earn working interests in the interests subject to the Participation Agreement.”  If we are unable to raise the additional funding we currently require, we will be unable to participate in the drilling operations for this concession and we might lose the right to earn that concession. Furthermore, pursuant to the terms of the Participation Agreement, we are required to pay our respective costs of any proposed well on a lease-by-lease basis, and if we fail to timely remit such payments or choose not to participate in any particular lease, we will forfeit all rights to earn an interest in such lease, and any and all prior funds paid in connection with such lease and Ridgelake may terminate the Participation Agreement altogether.  Additionally, we anticipate the need for up to $2.4 million in the second quarter of 2009, in connection with the development of SMI 138, which funds may not be available on favorable terms, if at all.  Moving forward, we anticipate Frank Jacobs, our former officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to earn our interests pursuant to the Participation Agreement.

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

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

As stated above, we raised $61,050 from September 2006 through August 2007, through sales of units. Additionally, we borrowed $8,000 from a shareholder of the Company in June 2007, pursuant to the sale of a Promissory Note; however, as of September 30, 2008, we had a working capital deficit of $34,148 and a total deficit accumulated during the exploration stage of $204,690.  We currently anticipate that we will be funded by our former officer and Director, Frank Jacobs, moving forward, other than in connection with our Participation Agreement, although he is not obligate to do such.  Additionally, we will need to raise substantial additional capital to continue our business operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

WE RELY HEAVILY ON JAMES MOSES, OUR PRESIDENT AND DIRECTOR AND IF HE WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING A SIMILARLY QUALIFIED OFFICER AND DIRECTOR.

Our success depends upon the personal efforts and abilities of James Moses, our President and Director. Mr. Moses spends approximately 10 hours per week on Company matters.  Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Moses and will depend on our ability to attract qualified contractors and consultants on an as-needed basis.  Additionally, we currently rely on our former officer and Director, Frank Jacobs, to provide us funding for working capital and expenses, although he is not obligated to provide such funding.

We anticipate facing continued competition for such contractors and consultants, and may face competition for the services of Mr. Moses in the future. We do not have any employment contract with Mr. Moses, nor do we currently have any key man insurance on Mr. Moses.  Mr. Moses is our driving force and is responsible for maintaining our relationships and operations. In addition to Mr. Moses’ position with the Company, he serves as a Partner at Fortbridge Consulting, an investor relations firm in Sydney, Australia, and as such, the amount of time he is able to spend on Company matters may be reduced in the future.

We cannot be certain that we will be able to retain Mr. Moses and/or attract and retain contractors and consultants in the future. The loss of Mr. Moses and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT WE WILL NOT FIND ANY COMMERCIALLY EXPLOITABLE OIL OR GAS AND THAT OUR BUSINESS WILL FAIL.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain properties in the future and/or that any properties we obtain will contain commercially exploitable quantities of oil and/or gas.  Future exploration expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

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

We raised an aggregate of $61,050 through the sale of 610,500 units at a price of $0.10 per Unit from September 2006 through August 2007, which units each included one (1) share of common stock, one (1) three (3) year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three (3) year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share.  We anticipate the need for approximately $50,000 in funding to continue our business operations for the next twelve months, and, in the event the agreement to transfer South Marsh does not close, approximately $525,000 in additional funding for South Marsh to earn a working interest in the VK 79 lease described above under “Purchase and Sale Agreement with Entek,” and, in connection with our 40% interest in SMI 138,  approximately $2.4 million in additional funding by the second quarter of 2009, which there can be no assurance we will be able to raise.

WE WILL NEED SUBSTANTIAL FUNDS TO EARN OUR WORKING INTEREST IN SMI 138, WHICH FUNDS MAY BE UNAVAILABLE.

On or about September 29, 2008, the Company entered into an Assignment agreement with Ridgelake whereby the Company acquired a 40% working interest in SMI 138, as described above under “Material Events.” Assuming the assignment is approved by the MMS, the Company will focus on the development and drilling of SMI 138 sometime in 2009.  A well on SMI 138 is anticipated to cost approximately $2.4 million, which funds the Company estimates needing in the second quarter of 2009.  The well will likely be funded by farming down the Company’s working interest in SMI 138.  There are no assurances, however, that the Company will be able to make such an arrangement with any operator.  If the Company is unable to get funding operators, the Company will have to find an alternative source of funding for the well, which funding may be unavailable or unavailable on favorable terms to the Company.  If such funding is unavailable, the Company may be forced to curtail its operations and/or lose its interest in SMI 138.

THE COMPANY’S PURCHASE OF SMI 138 IS SUBJECT TO APPROVAL BY THE MINERALS MANAGEMENT SERVICE OF THE UNITED STATES DEPARTMENT OF THE INTERIOR.

Pursuant to the Assignment agreement between Ridgelake, South Marsh and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has been finalized to date, Ridgelake will assign a 40% interest to South Marsh and a 40% interest to Offset.  Assignment of the interests to South Marsh and Offset is subject to approval by the Minerals Management Service of the United States Department of the Interior (the “MMS”).  South Marsh is currently qualified by the MMS to own any oil and gas lease of submerged lands under the Outer Continental Lands Act.  After its entry into the Assignment agreement, South Marsh filed for approval of the assignment with the MMS and anticipates receiving approval from the MMS within the ensuing weeks of this Report.  However, there can be no assurances that the MMS will approve the assignment.  If the MMS does not approve the assignment, the Company could be forced to curtail or abandon its current business plan and any investment in the Company could become devalued or worthless.

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements, expressed a concern about our ability to continue as a going concern. We had working capital deficit of $34,148 and had an accumulated deficit of $204,690 as of September 30, 2008, and have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of November 11, 2008, we had 11,620,500 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

FRANK A. JACOBS, OUR FORMER CHIEF EXECUTIVE OFFICER AND DIRECTOR, BENEFICIALLY OWNS AN AGGREGATE OF 88% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Frank A. Jacobs, our former Chief Executive Officer and Director beneficially owns an aggregate of 10,180,000 shares or approximately 88% of our outstanding common stock (assuming the issuance of shares of common stock in connection with the exercise of certain warrants which he beneficially owns). Accordingly, Mr. Jacobs will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove James Moses, our current sole officer and Director, or any other Director that Mr. Jacobs may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

Exhibit 10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.3(1)	Amendment to Acquisition & Participation Agreement

Exhibit 10.4(2)	Assignment of Membership Interests

Exhibit 10.5(2)	Assignment of Production Payment

Exhibit 10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.

Exhibit 10.7(+)(3)	Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX

Exhibit 10.8(2)	Amendment to Amended and Restated Participation Agreement

Exhibit 10.14(3)	Amended Promissory Note with Capersia

Exhibit 10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.17(4)	Assignment agreement with Ridgelake Energy, Inc.

Exhibit 99.1(3)	Letter From Frank Jacobs

31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 8-K Report filed with the Commission on November 10, 2008, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELOCITY OIL & GAS, INC.

DATED: November 14, 2008	By: /s/ James Moses
James Moses
President (Principal Executive Officer)
And Principal Financial Officer