Form 10-K
period 2008-12-31
Velocity Oil & Gas, Inc.
filed 2009-03-31
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
Mark One
☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 146405

Velocity Oil and Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5465816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3500 Washington Ave, Suite 200, Houston, TX	77007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (604) 574-2248

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                          Accelerated filer ☐                                          Non-accelerated filer ☐                                          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State registrant’s revenues for its most recent fiscal year:   Revenues for the twelve months ended December 31, 2008 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on March 26, 2009 was approximately $116,300.

As of March 30, 2009, the registrant had 11,620,500 shares of common stock outstanding.

Velocity Oil and Gas, Inc.
FORM 10-K

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

The Company files annual, quarterly, current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Report that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Please note that throughout this Report, and unless otherwise noted, the words “we,” “our,” “us,” or the “Company” refer to Velocity Oil and Gas, Inc. as well as any current or new subsidiary companies. We were formed as a Nevada corporation on May 16, 2006.  We have 110,000,000 shares of authorized stock, consisting of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.  We are an exploration stage company with limited operations, which has not generated any revenues to date, and does not anticipate being able to generate revenues until we can raise substantial additional capital.

Our Business and Plans-Summary

We are in the development stage seeking to grow our Company in the Energy area primarily focused upon oil and gas exploration which relates to acquiring leases, exploration, drilling, partnering and other aspects some of which we have started and others which are planned.

We are focused to utilize and further develop a plan for funding, exploration, drilling, marketing and other benefits relating to us and this plan may include other related pursuits such as acquiring assets and seeking companies to join with us by joint venture or similar arrangement to pursue business in one of the World's if not the World's most important business sector, "Energy."

The Company is currently focused on the development of oil and gas reserves but is also investigating geo-thermal energy exploitation.

We are subject to many risks and there is no assurance of success in our plans.

Current Business

We are currently mainly focused on seeking out and purchasing producing and/or non-producing non-operated oil and gas properties in the gulf coast region of Louisiana and Texas.  We hope that through these anticipated purchases, we will be able to generate oil and gas production and continue to grow our operations through subsequent purchases, of which there can be no assurance.

We seek out low risk, high return investments and development activities in the US gulf coast region.   We currently have an interest or a right to participate in three oil and gas leases. We need to raise substantial additional capital, either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future or otherwise,  to obtain the necessary funds we require to drill on these leases and move forward with our business plan.

Material Events

Promissory Note with Capersia

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”), a shareholder of the Company, an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia (the “Note”).  The Note has an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand with one year and one day prior written notice, and any amounts not paid when due accrue interest at the rate of 15% per annum. (We have not been supplied such notice.) Capersia has the right; at any time prior to the date such Note is repaid, to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.  If converted in full, the $8,000 Note (not including any accrued and unpaid interest) would convert into 80,000 shares of our common stock. Other terms apply.

The Note was first amended on December 28, 2007. The parties to the Note, our Company as the Maker, and Capersia as the Payee, agreed that Capersia would provide Velocity with at least 12 months and one day notice before repayment is due. In the Second Amendment, dated November 7, 2008, the principal amount of the Note was increased to $12,764; interest continues to accrue.

Purchase and Sale Agreement with Entek

In November 2007, we entered into a Purchase and Sale Agreement with Entek USA Inc. (the “Purchase Agreement” and “Entek”) and an Assignment of Membership Interests (the “Assignment”), pursuant to which we purchased all of the outstanding membership interests in South Marsh LLC, a Delaware limited liability company (“South Marsh”).   Through the Purchase Agreement, we obtained all of the interests in oil and gas leases acquired by South Marsh pursuant to an Amended and Restated Participation Agreement, dated December 8, 2006, by and between, South Marsh, Ridgelake Energy, Inc., a Louisiana corporation (“Ridgelake”), and GulfX, LLC, a Delaware limited liability company, which was later amended by an Amended and Restated Participation Agreement entered into in September 2007 (the “Participation Agreement”).  Pursuant to the terms of this participation agreement, South Marsh acquired the right to earn (a) a 10% working interest in Block 79, Viosca Knoll Area covering approximately 5,760 acres of submerged lands within the Outer Continental Shelf (“VK 79”); (b) a 10% working interest in Block A 307, High Island Area, covering approximately 5,760 acres of submerged lands within the Outer Continental Shelf (“HI A 307”); (c) a 10% working interest in the Block 317, Vermillion Area, covering approximately 5,000 acres of submerged lands within the Outer Continental Shelf (“VM 317”); (d) a 11.25% working interest in Block 138, South Marsh Island Area, covering approximately 5,000 acres of submerged lands within the Outer Continental Shelf (“SMI 138”); and (e) a 15% working interest in Block 152, South Marsh Island Area, covering approximately 2,500 acres of submerged lands within the Outer Continental Shelf (“SMI 152”).  All of the leases are located in the Gulf of Mexico, off the coast of Texas and Louisiana.  The effective date of the Purchase Agreement is November 8, 2007.

In connection with the Purchase Agreement, all of the officers and Directors of South Marsh resigned, and Frank Jacobs, our then sole officer and Director,  was appointed as the sole officer and Director of South Marsh.

In consideration for the sale and assignment of the membership interests, we granted Entek a production payment (the “Production Payment”) in and to all oil, gas or mineral production attributable to the interests purchased equal to 50% of the Net Proceeds (as defined below) of such production attributable to South Marsh’s interest in the subject leases (or which South Marsh shall acquire within five years from the date of the Purchase Agreement), until such time as Entek has received a total of $1,072,258.22.  “Net Proceeds” are defined in the Assignment of Production Payment, which evidences the grant of the Production Payment, as any and all production of oil, gas or minerals, free of all exploration, development and operating costs, but subject to (i) applicable taxes measured by production or value, including gross production, severance and other taxes, and (ii) all presently valid and subsisting royalties and other burdens on production which are of record and burden on the interests purchased as of the date of the Assignment of Production Payment.

The Production Payment is a non-recourse obligation of the Company, payable solely out of proceeds from production of the leases which South Marsh has the right to participate in, as described above.  However, if prior to receiving an assignment of a lease from Ridgelake, South Marsh assigns its rights under the Participation Agreement to a third party, South Marsh will pay Entek its sunk costs in the leases, which total an aggregate of $878,987.56.

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

The change in market conditions in 2008 made it difficult, in our estimation,  to raise equity funding for drilling. When a cash call was made by Ridgelake in June 2008, in relation to lease rental and other expenses for SMI 152, VK 79 and VM 317, the Company made the decision to drop participation in these leases.

Purchase of Ownership Interest in SMI 138

On or about September 29, 2008, South Marsh entered into an Assignment agreement with Ridgelake to acquire a 40% working interest in SMI 138.  Pursuant to the Assignment agreement between Ridgelake, South Marsh and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has an effective date of June 1, 2008, Ridgelake agreed to assign a 40% interest to the Company and a 40% interest to Offset.  Jacobs Oil & Gas, Ltd., which is controlled by our former officer and Director, Frank Jacobs, is a shareholder of Offset. South Marsh previously held the right to an 11.25% working interest in SMI 138, which rights have lapsed and are superseded by the Assignment.  Prior to its entry into the Assignment agreement, Offset provided a payment of $25,000 to Ridgelake as consideration for the assignment, of which we are responsible for repaying $12,500 of such payment to Offset.  We have not made this payment to Offset to date.

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

Moving forward to present day, it is currently anticipated that the SMI 138 joint venture will propose to drill one well in fiscal 2009 estimated to cost approximately $4.0 million in total (of which South Marsh’s required payment would be $1,600,000). These estimates are subject to change however, based on the actual drilling costs of such wells, and as such, the estimates above may be higher or lower than the actual amounts South Marsh is actually required to pay.  The drilling costs associated with wells on the other remaining lease in which the Company has an interest (HI A307) have not been determined yet; however, the Company anticipates such costs being in the order of $500,000 to $1,000,000 net to the Company.

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

South Marsh does not currently anticipate being required to make any payments to Ridgelake in connection with the wells until September or October 2009, funding permitting, nor does it believe that it will cease its business operations if it is unable to raise capital by such time.  The Company does not currently have any anticipated funding available for the drilling. In the event South Marsh is unable to make the required payments to Ridgelake in connection with the proposed wells described above, South Marsh will not be able to participate in the wells, and the Company will not earn any revenue from such wells, even if they are successful.  The Company does not believe however that the Company will cease its business operations if such interests are not earned.

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

Series A Preferred Stock

On March 2, 2009, the Company's Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series A preferred stock (the "Series A Preferred Stock").

The Series A Preferred Stock has a par value of $0.001 per share. The Series A Preferred Stock consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the one thousand (1,000) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,408,163 shares, out of a total number of 20,408,163 shares.

Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, make any changes to the Certificate of Designations, or effect any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to the Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

EMPLOYEES

We currently have one employee, Mr. Moses.  We currently have no plans to increase our number of employees, and do not plan on increasing our number of employees until we are able to obtain positive cash flows, funding permitting, of which there can be no assurance.

COMPETITION

We face competition from numerous other oil and gas exploration and development companies, which have greater resources than we do, already have producing properties, and may be better able to find and extract commercial quantities of oil and gas, and therefore may be able to offer their oil and gas products at prices lower than we will be able to, assuming we find any oil and gas and/or purchase any producing properties in the future, of which there can be no assurance due to the fact that we will need to raise substantial additional capital prior to the acquisition of any producing or non-producing oil and gas interests.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will directly impact our planned future oil and gas exploration, development and production operations, and consequently may impact our operations and costs moving forward, assuming we are able to raise sufficient capital to purchase oil and gas interests and sustain our operations, of which there can be no assurance. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.  While we do not currently have any oil and gas operations, we have not had any costs associated with the above regulations to date; however, assuming that we have any oil and gas operations in the future, of which there can be no assurance because of the substantial amount of additional financing we will require, we anticipate the costs required to comply with the regulations above will be substantial.  Furthermore, if we have any oil and gas operations in the future, and we are deemed not to be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our available cash and liquidity, and/or could force us to curtail or abandon our current business operations.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain an office at 3500 Washington Ave, Suite 200, Houston TX  77007.

We have a variety of real property related rights as part of our oil and gas business pursuits, as noted in detail above.

ITEM 3. LEGAL PROCEEDINGS

Management of the Company is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its subsidiaries or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings; or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company, its subsidiaries or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the period of this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the OTC Bulletin Board (OTC BB) under the symbol         VOIG.   The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis since the Company wasquoted by the OTC BB on July 7, 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid

December 31, 2008	$0.10	$0.10
September 30, 2008	$0.15	$0.15

As of December 31, 2008, we had approximately 60 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 200 or more such beneficial owners of our common stock.

Our shares may be subjected to additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). The broker/dealer may need to make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Other compliance rules may apply.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors and we do not anticipate dividends in the near future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We are considering a Stock Option Plan for Management and advisors, and this will be to advance our interests and our shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership in us. Pursuant to the anticipated provisions of the Stock Option Plan, stock options, stock awards, cash awards or other incentives (the “Stock Options and Incentives”) will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely including any of our directors, officers, employees, consultants or advisors. We have not yet set the shares of common stock to be reserved under the Stock Option Plan. Options may be granted for a term not exceeding ten years from

STOCK OPTION PLAN (Projected)

The future Stock Option Plan will, as projected, be administered by our Board of Directors, which shall determine (i) the persons to be granted Stock Options and Incentives; (ii) the Fair Market Value of our shares; (iii) the exercise price per share of options to be granted; (iv) the number of shares to be represented by each option or incentive award; (v) the time or times at which options and incentive awards shall be granted; (vi) the interpretation of the Stock Option Plan; (vii) whether to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan; (viii) the term and provisions or each option and incentive award granted (which need not be identical) and, with the consent of the grantee thereof, modify or amend such option or incentive award; (ix) whether to accelerate or defer (with the consent of the grantee) of the exercise date of any option or incentive award; (x) the person to execute on our behalf any instrument required to effectuate the grant of an option or incentive award previously granted by the Board; (xi) whether to accept or reject the election made by a grantee pursuant to the Stock Option Plan; and (xii) all other determinations deemed necessary or advisable for the administration of the Stock Option Plan.  The Stock Option Plan will provide authorization to the Board of Directors to grant Stock Options and Incentives.

In the event an optionee who is one of our directors, officers, employees (employee also encompasses consultants and advisors where such is appropriate or where such is intended by the Board or by a particular grant under the Stock Option Plan) (each an "Employee") has his employment terminated by us, except if such termination is voluntary or occurs due to retirement with the consent of the Board or due to death or disability, then the Stock Option, to the extent not exercised, shall terminate on the date on which the Employee's employment with us is terminated.  If an Employee's termination is voluntary or occurs due to retirement with the consent of the Board, then the Employee may after the date such Employee ceases to be one of our employees, exercises his Stock Option at any time within three (3) months after the date he ceases to be one of our Employees, but only to the extent that he was entitled to exercise it on the date of such termination.  To the extent that the Employee was not entitled to exercise the Stock Option at the date of such termination, or if he does not exercise such Stock Option (which he was entitled to exercise) within the time specified herein, the option shall terminate.  In no event may the period of exercise in the case of Incentive Options extend more than three (3) months beyond termination of employment.

In the event an Employee is unable to continue his employment with us as a result of his permanent and total disability, he may exercise his Stock Option at any time within six (6) months from the date of termination, but only to the extent he was entitled to exercise it at the date of such termination.  To the extent that he was not entitled to exercise the Stock Option at the date of termination, or if he does not exercise such option (which he was entitled to exercise) within the time specified herein, the Stock Option shall terminate.  In no event may the period of exercise in the case of an Incentive Option extend more than six (6) months beyond the date the Employee is unable to continue employment due to such disability.

In the event an optionee dies during the term of the Stock Option and is at the time of his death an Employee who shall have been in continuous status as an Employee since the date of grant of the option, the Stock Option may be exercised at any time within six (6) months following the date of death by the optionee's estate or by a person who acquired the right to exercise the Stock Option by bequest or inheritance, but only to the extent that an optionee was entitled to exercise the Stock Option on the date of death, or if the optionee's estate, or person who acquired the right to exercise the Stock Option by bequest or inheritance, does not exercise such Stock Option (which he was entitled to exercise) within the time specified herein, the Stock Option shall terminate.  In no event may the period of exercise in the case of an Incentive Option extend more than six (6) months beyond the date of the Employee's death.

Except to the extent otherwise expressly provided in an award, the right to acquire shares or other assets under the Stock Option Plan may not be assigned, encumbered or otherwise transferred by an optionee and any attempt by an optionee to do so will be null and void.  However Stock Options and Incentives granted under this Stock Option Plan may be transferred by an optionee by will or the laws of descent and distribution or pursuant to a qualified domestic relations order.  Unless assigned in accordance with the terms of an award, options and other awards granted under this Stock Option Plan may not be exercised during an optionee's lifetime except by the optionee or, in the event of the optionee's legal incapacity, by his guardian or legal representative acting in a fiduciary capacity on behalf of the optionee under state law and court supervision.

Recent Sales of Unregistered Securities

As of the date of this Annual Report and during fiscal year just, we may have sold or issued stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements. These transactions, if any,  were conducted under one or more possible exemptions from registration such as Section 4(2) of the Securities Act of 1933, as amended, or Regulation D of the Commission. Securities were marked as restricted securities. The following data, if any, sets forth a summary of such transactions for the years ended December 31, 2007 and 2008:

During 2007 we sold 250,000 shares to investors in a private offering for $25,000 in cash. In connection with the private offering, we also granted the investors 250,000 Class A Warrants with an exercise price of $0.25 per share and a term of 3 years and 250,000 Class B Warrants with an exercise price of $0.50 per share and a term of 3 years.

In July 2007, we issued two consultants 5,000 shares of our restricted common stock each, in consideration for web design and internet consulting services rendered.

In September 2007, we issued 4,000,000 shares of our restricted common stock to Polaris Holdings, Inc, in connection with and pursuant to the terms of a Participation Agreement, described above. In October 2007, we cancelled the Participation Agreement and the shares previously issued to Polaris.

In October 2007, we cancelled 100,000 shares of common stock previously issued to a consultant in consideration for accounting and secretarial services rendered in May 2006, which shareholder agreed to and consented to such cancellation.

In November 2007, we issued 500,000 shares of our restricted common stock to Sterling Grant Capital, Inc., in connection with and consideration as a finder’s fee in connection with the Purchase and Sale Agreement with Entek, described above.

In January 2008, 200,000 shares were issued to Island Stock Transfer for their services as Transfer Agent to the Company.

In May 2008, 100,000 shares were issued to David Loev for legal services provided.

Market Considerations

Our Company is suffering from stock price and volume volatility issues. In simple terms, these may be attributed to a variety of factors, in our opinion, and this may include natural, as in the case of downward trends in the stock market, or manmade, as in the case of potential profiting on our stock through abusive short selling tactics. These factors are broad, like the market concerns involving the economy, and more specific like the lack of any responsible promotion and public relationships such as market awareness campaigns, mostly non-existent, and also possibly due to stock conversion or similar debt retirement relationships that may be driving down the stock price or potentially not allowing upward movement. We have reviewed possible options and actions considering the advice of lawyers and others taking into consideration the regulatory environment, recent, seeking to stop short selling, and what may be favorable potential judicial support in light of the many abuses small companies face from market "players," and public and government pressure to end short selling and seeking to stop market manipulation. We will be considering our trading history and the actions of shareholders, creditors and others on our stock trading. While we have not completed a review, nor can we say any conclusions at this time, we intend or at least hope to vigorously analyze prior and current credit and stock related obligations.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

Our goal is to expand or build our business through a variety of efforts. We are considering ongoing offerings of securities under Private Placements, joint ventures with other companies public and private and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).

Existing working capital, further loan advances and possible debt instruments, warrant exercises, further private placements, monetization of existing assets and anticipated cash flow are being considered.  We have no lines of credit or other bank financing arrangements. However, we are working out a possible formal line of credit with Frank Jacobs, formerly a member of Management, who has advanced monies to us from time to time. (Mr. Jacobs may still remain considered as an affiliate.) Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, Management will try and delay additional increases in operating expenses and capital expenditures. We will need to raise additional capital and revenues to meet both short term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our CEO; so, for example, we have not engaged, thus avoided the expenses, of formal officers like a Chief Financial Officer or CFO.  Our financial contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

LOANS FROM SHAREHOLDERS

As of December 31, 2009 we are obligated to repay loans totaling $55,286 to Mr. Frank Jacobs and Jacobs Oil & Gas, Ltd, an affiliate company to him, or as he may nominate. We are finalizing the terms of these obligations to the extent not stated in our financial statements.  These shareholder loans are currently unsecured.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next quarter.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Refer to the Consolidated Financial Statements.  The following paragraphs include a discussion of the critical areas that required a higher degree of judgment or are considered complex.

Stock-based Compensation

We account for our stock-based compensation according to the provisions of SFAS No. 123(R),
Share-Based Payment. This statement requires the recognition of the fair value of stock-based compensation awards in financial statements. Under the provisions of SFAS No. 123(R), stock-based compensation expense is measured at the date of grant, based on the calculated fair value of the stock-based award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the award). We have not granted any stock options to date. Shares issued as compensation to employees and outside consultants for services are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Velocity Oil & Gas, Inc.
(an exploration stage company)

We have audited the accompanying consolidated balance sheets of Velocity Oil & Gas, Inc. (the “Company”) (an exploration stage company), as of December 31, 2008 and 2007 and the related consolidated statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the years then ended and the period from May 16, 2006, inception, to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered a loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 30, 2009

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$5,716	$1,286
Prepaid expense other current assets	-	3,000
Total current assets	5,716	4,286

Property, plant and equipment, net of accumulated
depreciation of $2,583 and $1,230, respectively	4,870	1,480
Unproved oil and gas properties	12,500	50,000

TOTAL ASSETS	$23,086	$55,766

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$16,938	$6,908
Accounts payable – related party	1,207	-
Accrued liabilities	52,406	100
Total current liabilities	70,551	7,008

Long-term advances - related party	55,286	17,536
Note payable to shareholders	12,764	8,264
Total liabilities	138,601	32,808

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 11,620,500 and 11,320,500 shares issued and
outstanding, respectively	11,621	11,321
Additional paid-in capital	159,848	130,148
Deficit accumulated during the exploration stage	(286,984)	(118,511)
Total stockholders' equity (deficit)	(115,515)	22,958

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,086	$55,766

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			Inception
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008

Operating expenses:
General and administrative	$145,890	$73,599	$262,907
Impairment of oil and gas properties	20,020	-	20,020
Depreciation	1,353	903	2,583
Total operating expenses	167,263	74,502	285,510

Operating loss	(167,263)	(74,502)	(285,510)

Interest expense	(1,210)	(264)	(1,474)

Net loss	$(168,473)	$(74,766)	$(286,984)

Basic and diluted net loss
per common share	$(0.01)	$(0.01)
Weighted average common
shares outstanding	11,567,768	10,815,777

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through December 31, 2008

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Warrants granted	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder's fees	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Common shares issued for services	300,000	300	29,700	-	30,000
Net loss	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008	11,620,500	$11,621	$159,848	$(286,984)	$(115,515)

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Year Ended		Through
	December 31,		December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,473)	$(74,766)	$(286,984)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	1,353	902	2,583
Debt issued for interest	-	264	264
Impairment of oil and gas properties	20,020		20,020
Stock issued for services	30,000	1,000	31,300
Warrant expense	-	-	19,119
Changes in assets and liabilities:
Prepaid expenses and other receivables	3,000	4,500	-
Accounts payable	(2,470)	6,908	4,438
Accounts payable – related party	1,207	-	1,207
Accrued liabilities	52,306	100	52,406
NET CASH USED IN OPERATING ACTIVITIES	(63,057)	(61,092)	(155,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(4,743)	-	(7,453)
Proceeds from sale of oil and gas properties	29,980	-	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	25,237	-	22,527

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	64,500	17,536	85,002
Proceeds from note payable to shareholder	4,500	8,000	12,500
Repayments of advances from related party	(26,750)	(2,966)	(29,716)
Proceeds from issuance of common stock	-	27,800	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,250	50,370	138,836

NET CHANGE IN CASH	4,430	(10,722)	5,716
Cash, beginning of period	1,286	12,008	-
Cash, end of period	$5,716	$1,286	$5,716

Cash paid for:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Acquisition of unproved property for payable	$12,500	$-
Cancellation of common shares	-	100
Common shares issued as finder’s fee for unproved properties	-	50,000
See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Velocity Oil and Gas, Ltd. (“Velocity”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company is a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

Basis of Presentation. The consolidated financial statements of Velocity and its wholly owned subsidiary have been prepared by Velocity and have been audited, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles.

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

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted for potential dilutive securities on an "as if converted" basis, by the weighted average number of common shares outstanding. For the period from May 16, 2006 (inception) to December 31, 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $168,473 for the year ended December 31, 2008, has an accumulated deficit of $286,984, and a working capital deficit of $64,835.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

NOTE 3 – UNPROVED PROPERTIES

On November 8, 2007, Velocity signed a purchase and sale agreement for the acquisition of 100% of the membership interest in South Marsh LLC, a Delaware limited liability company, which owns unproved oil and gas properties in five oil and gas leases in the Outer Continental Shelf Area of the Gulf of Mexico. Velocity recorded $50,000 unproved property as a result of the transaction.

In July 2008, Velocity received a nonrefundable deposit of $29,980 representing the full purchase price, for the sale of 100% of the five oil and gas leases owned by South Marsh, LLC.  The remaining $20,020 book value of the unproved property was written-off through impairment of oil and gas properties during the nine months ended September 30, 2008. The sale never closed and Velocity retained its ownership in the oil and gas leases ad retained the nonrefundable deposit.

In December 2008, Velocity, through its ownership in South Marsh LLC, acquired a 40% working interest in South Marsh Island Block 138 which is located off the Louisiana coast in the Gulf of Mexico. The purchase price of $12,500 is included in accounts payable.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and December 31, 2007:

		Amount
		December 31,
Description	Life	2008	2007
Computer equipment	3 years	$2,710	$2,710
Furniture and fixtures	5 years	4,743	-
Less: accumulated depreciation		(2,583)	(1,230)
		$4,870	$1,480

NOTE 5 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from a shareholder periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At December 31, 2008 and 2007, there was an outstanding balance of $55,286 and $17,536, respectively, due the shareholder.

NOTE 6 – NOTES PAYABLE

Velocity borrowed $8,000 from a shareholder in June 2007.  The note is due on demand with twelve months and one day’s notice and bears interest at 6% per annum.  The principal is convertible into common shares at $0.10 per share. During 2007, the accrued interest of $264 was converted to debt. At December 31, 2008, the outstanding balance on the note was $12,764.  Velocity evaluated the convertible portion under FAS 133 and EITF 00-19 for consideration of classification as a liability and derivative and determined both were not applicable. Velocity then evaluated the convertible portion under EITF’s 98-5 and 00-27 for consideration of beneficial conversion feature and determined none existed.

NOTE 7 – STOCKHOLDERS’ EQUITY

During the year ended December 31, 2008, Velocity issued 300,000 shares valued at $30,000 for professional fees.

During the year ended December 31, 2007, Velocity sold 250,000 shares to investors in a private offering for $25,000 in cash.  In connection with the private offering, Velocity also granted the investors 250,000 Class A Warrants with an exercise price of $0.25 per share and a term of 3 years and 250,000 Class B Warrants with an exercise price of $0.50 per share and a term of 3 years.

During the year ended December 31, 2007, Velocity also issued 500,000 shares valued at $50,000 as a finder’s fee for the acquisition of unproved properties.

During the year ended December 31, 2007, 100,000 previously issued shares were cancelled.  The shares were originally issued for services at inception and valued at $100.  The cancellation resulted in a decrease to common stock and an increase to additional paid-in capital of $100.  The net effect on Velocity’s total equity was zero.

A summary of changes in outstanding warrants is as follows:

		Weighted Average
	Warrants	Exercise Price

Outstanding as of December 31, 2006	921,000	$0.32
Granted	500,000	0.38
Canceled	-	-
Exercised	-	-
Outstanding as of December 31, 2007	1,421,000	0.34
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding as of December 31, 2008	1,421,000	$0.34

1,421,000 warrants were exercisable at December 31, 2007 and 2008 with a weighted average exercise price of $0.34. The weighted average remaining life of the warrants outstanding at December 31, 2007 and 2008 was 1.82 and 1.23 years, respectively.

NOTE 8 – INCOME TAXES

Velocity uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008, Velocity incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $211,473 at December 31, 2008, and will expire in the years ending December 31, 2026 through December 31, 2028.

	December 31,
	2008	2007
Deferred tax asset	71,901	24,820
Valuation allowance	(71,901)	(24,820)
Net deferred tax asset	-	-

NOTE 9 – SUBSEQUENT EVENTS

In March 2009, Velocity issued 1,000 Series A Preferred shares for consulting services.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of year end. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Please note we are considering engaging a financial officer other than our CEO and the current person is an interim officer in such position as financial officer.

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rules 13a-15(f) promulgated under the Exchange Act.  The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Our management, including our chief executive officer/chief financial officer, do/does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of year-end, our internal control over financial reporting is effective.

This Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS   AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

All of our Directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
James Moses	40	President, Chief Executive Officer, Interim Chief Financial Officer and a Director
David Purdy	26	Secretary (Resigned February 28, 2009)

Information concerning resignations or substitutions of officers and Directors prior to our recent fiscal year end may be obtained from our prior filings with the Commission. Note the following summary information regarding our previous officer and Director.

Background of our Officers and Directors

James Moses

Mr. Moses has been President and Director of the Company since September 2008.  Since January 2008, he has also been a Partner at Fortbridge Consulting, an investor relations firm in Sydney, Australia, which specializes in capital raising strategies, corporate development and communications for emerging small-cap publicly-listed companies.  Prior to this, he worked at Professional Public Relations as the New South Wales Investor Relations Manager from August 2007 to January 2008.  From December 2005 to July 2007 he was the Publication Editor and a journalist for Aspermont Publishing at their Resource Stocks Magazine.  He worked at ING Australia as a Funds Management Business Development Manager from February 2002 to February 2005.  From January 1999 to February 2002, he was a Private Client Advisor for Smith Coffey Financial Management, and from January 1991 to December 1998 he worked at AXA Australia as Superannuation Investment Advisor and a Business Development Manager.

Mr. Moses has experience in advising a wide range of successful junior mining and energy companies.  Further, he has a strong background in funds management, with 14 years experience in senior business development roles for leading global fund managers.  Mr. Moses holds a Bachelor of Commerce degree and a post graduate diploma in Journalism and Communication from Edith Cowan University, which degrees he received in 1990 and 2005, respectively.

Frank A. Jacobs

Mr. Jacobs previously served as our Chief Executive Officer, President, Treasurer and Director. Additionally, since November 2007, Mr. Jacobs has served as the sole officer and Director of South Marsh LLC, our wholly owned Delaware subsidiary.  Mr. Jacobs resigned as an officer and Director of the Company effectively September 15, 2008 but remains the sole officer and Director of South Marsh LLC and an advisor to the Company.

David Purdy

Mr. David Purdy served as the Company’s Secretary from August 20, 2008 to February 28, 2009 when the Company received his resignation.

Terje Reiersen

Additionally, Terje Reiersen previously served as a Director and as Secretary of the Company from August 2006 to July 2007. However, Mr. Reiersen no longer holds any position with the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, we do not have any members on our audit committee.  We have not appointed additional members to the audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When new members are to be appointed to the audit committee, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board.

Our Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. Our Board of Directors considered whether our principal independent accountant was independent, and concluded that the auditor for the fiscal year ended was independent.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION

Name & Principal Position	Year	Salary ($)		Restricted Stock Awards ($)	Other(1) Annual Compensation ($)	Total * Compensation ($)
James Moses	2008	$17,500		--	--	$17,500
President, CFO, Treasurer
And Director
Frank A. Jacobs	2008	$30,000		--	--	$30,000
Former CEO, CFO,	2007	$0		--	--	$0
Treasurer	2006	$5,000	(2)	--	--	$5,000
And Director (3)

Terje Reiersen	2006	$5,000	(2)	--	--	$5,000
Former Secretary
and Director (4)

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we had no executive employees or Directors during the years listed above. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.  As of the date of this Report, none of our officers or directors are a party to employment agreements with us except as identified herein or in our filings with the Commission.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

(1) No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, or nonqualified deferred compensation earnings since the Company was incorporated.

(2) Represents Directors fees paid.

(3) Mr. Jacobs served as our CEO, CFO, Treasurer and Director from inception to September 15, 2008 when he resigned as an officer and Director of the Company.

(4) Mr. Reiersen served as our Secretary and Director from our inception until July 23, 2007, when he resigned as an officer and Director of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

The Company entered into a Retainer Agreement for Executive Services with Traction Consulting Pty Ltd, a company wholly owned by our sole director and President, Mr. James Moses on October 2, 2008 with an effective date of September 15, 2008. The agreement stipulates that Mr. Moses will be paid $5,000 per month or that such shares will be accrued at the commencement of each month. Payment is prescribed to be in cash or shares as permitted by the Company’s cash position. On March 5, 2009 the Company and Mr. Moses agreed to settle the outstanding fees of $30,000 (accrued for 6 months until March 15, 2009) for the issue of 1,000 Class A Preferred Shares as detailed in the Subsequent Events financial footnote under the financial statements and notes accompanying this Report.

We consider him to be our President and interim Chief Financial Officer.

There were no formal arrangements under which our directors were compensated by us during the most recently completed fiscal year for their services solely as directors.

INDEMNIFICATION

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the December 31, 2008, the date of this Annual Report, there are 11,620,500 shares of common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner (1) (2)	Position	Percent of Class(3)
James Moses c/o 3500 Washington Ave, Suite 200 Houston TX 77007	10,000	President, President, Interim Chief Financial Officer and a Director	.008%
Franciscus A, Jacobs (a/k/a Frank Jacobs) 16499 – 64th Ave, Suite 306 Surrey BC Canada V3S 6V7	9,930,000	Former, CEO and Director	85%

All Officers and Directors as a group:                     10,000                                                                                                                                      .008%

(1)              These are restricted shares of common stock.

(2)              Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. The above figures do not consider outstanding warrants

One person currently holds warrants to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share, which warrants expire if unexercised on May 20, 2011, with a cashless exercise provision.  38 shareholders who purchased an aggregate of 610,500 Units in our past offshore offering from September 2006 to August 2007, received one (1) three year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $0.25 per share, and one (1) three year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $0.50 per share, as well as one (1) share of common stock (each collectively a “Unit”).

Also, there are a total of 10,000,000 shares of Preferred Stock authorized for issuance of which 1,000 shares have been issued to Mr. Moses of our Company. In summary, please note:

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors ("Board of Directors") prior to the issuance of any shares thereof. Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

While we do not currently have any plans for the issuance of Preferred Stock, the issuance of such Preferred Stock could adversely affect the rights of the holders of common stock and, therefore, reduce the value of the common stock. It is not possible to state the actual effect of the issuance of any shares of Preferred Stock on the rights of holders of the common stock until the board of directors determines the specific rights of the holders of the Preferred Stock, which rights may be superior to those associated with our common stock; which effects may include:

o	Restricting dividends on the common stock;

o	Rights and preferences including dividend and dissolution rights, which are superior to our common stock;

o	Diluting the voting power of the common stock;

o	Impairing the liquidation rights of the common stock; or

o	Delaying or preventing a change in control of the Company without further action by the stockholders.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction to the date of this Annual Report, or in any proposed transactions, which has materially affected or which we believe will materially affect us, except as noted in our financial statements and these include shareholder loans relating to Mr. Frank Jacobs.

ITEM 13. EXHIBITS

EXHIBIT	DESCRIPTION
3.1	Articles of Incorporation *

3.2	Bylaws *

4.1	Specimen copy of stock certificate for Common *

10	Consulting Agreement, re: James Moses *

10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.*

10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.*

10.3(1)	Amendment to Acquisition & Participation Agreement*

10.4(2)	Assignment of Membership Interests*

10.5(2)	Assignment of Production Payment*

10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.*

10.7(3)	Amended Restated Participation Agreement between South Marsh, Ridgelake, GulfX*

10.8(2)	Amendment to Amended and Restated Participation Agreement*

10.14(3)	Amended Promissory Note with Capersia*

10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances*

10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances*

10.17(4)	Assignment agreement with Ridgelake Energy, Inc.*

31	Certifications From Officers Filed herewith.

*filed under our Company with the Commission

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Q/10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008: $21,000

2007: $18,000

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph, if any:

2008: $0

2007: $0

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was, if any:

2008: $0

2007: $0

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported above was, if any:

2008: $0

2007: $0

When existing, our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act,  the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March30, 2009	By:	/s/ James Moses
James Moses
President (principal executive officer)

Dated: March30, 2009	By:	/s/ James Moses
James Moses
Interim Chief Financial Officer (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ James Moses James Moses	Director	March 30, 2009