Form 10-Q
period 2009-03-31
Velocity Oil & Gas, Inc.
filed 2009-05-15
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-146405

VELOCITY OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	1311	20-5465816
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

3500 WASHINGTON AVE, SUITE 200
HOUSTON TX 77007
(Address of principal executive offices)

(604) 765-3337
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐No   ☒

The number of shares outstanding of each of the issuer’s classes of equity as of May 14, 2009 is 11,620,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$5,716
Total current assets	-	5,716

Property, plant and equipment, net of accumulated
depreciation of $2,965 and $2,583, respectively	4,488	4,870
Unproved oil and gas properties	12,500	12,500

TOTAL ASSETS	$16,988	$23,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$330	$-
Accounts payable	19,615	16,938
Accounts payable – related party	1,207	1,207
Accrued liabilities	65,618	52,406
Total current liabilities	86,770	70,551

Long-term advances - related party	70,676	55,286
Note payable to shareholders	12,764	12,764
Total liabilities	170,210	138,601

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 11,620,500 shares issued and
outstanding	11,621	11,621
Additional paid-in capital	159,848	159,848
Deficit accumulated during the exploration stage	(324,691)	(286,984)
Total stockholders' deficit	(153,222)	(115,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,988	$23,086

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months Ended March 31, 2009 and 2008 and the Period from
May 16, 2006 (Inception) Through March 31, 2009
(Unaudited)

			May 16, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009

Operating expenses:
General and administrative	$36,897	$24,083	$299,804
Impairment of oil and gas properties	-	-	20,020
Depreciation	381	226	2,964
Total operating expenses	37,278	24,309	322,788

Operating loss	(37,278)	(24,309)	(322,788)

Interest expense	(429)	(212)	(1,903)

Net loss	$(37,707)	$(24,521)	$(324,691)

Basic and diluted net loss
per common share	$(0.00)	$(0.00)
Weighted average common
shares outstanding	11,620,500	11,320,500

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through March 31, 2009
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Warrants granted	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder's fees	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Common shares issued for services	300,000	300	29,700	-	30,000
Net loss	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008	11,620,500	11,621	159,848	(286,984)	(115,515)

Net loss	-	-	-	(37,707)	(37,707)
Balances at March 31, 2009	11,620,500	$11,621	$159,848	$(324,691)	$(153,222)

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008 and the Period from
May 16, 2006 (Inception) Through March 31, 2009
(Unaudited)

			May 16, 2006
			Inception
	Three Months Ended		Through
	March 31,		March 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,707)	$(24,521)	$(324,691)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	382	226	2,965
Debt issued for interest	-	-	264
Impairment of oil and gas properties	-		20,020
Stock issued for services	-		31,300
Warrant expense	-	-	19,119
Changes in assets and liabilities:
Prepaid expenses and other receivables	-	3,000	-
Accounts payable	2,677	(5,543)	7,115
Accounts payable – related party	-	-	1,207
Accrued liabilities	13,212	1,695	65,618
NET CASH USED IN OPERATING ACTIVITIES	(21,436)	(25,143)	(177,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Proceeds from sale of oil and gas properties	-	-	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	22,527

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	15,390	27,500	100,392
Bank overdraft	330		330
Proceeds from note payable to shareholder	-	-	12,500
Repayments of advances from related party	-	-	(29,716)
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,720	27,500	154,556

NET CHANGE IN CASH	(5,716)	2,357	-
Cash, beginning of period	5,716	1,286	-
Cash, end of period	$-	$3,643	$-

Cash paid for:
Interest	$-	$-
Income taxes	-	-

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Velocity Oil and Gas, Inc. (“Velocity”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company is a start-up entity involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

Basis of Presentation. The accompanying unaudited interim financial statements of Velocity and its wholly-owned subsidiary, South Marsh LLC, a Delaware limited liability company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Velocity’s Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K, have been omitted.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $37,707 for the quarter ended March 31, 2009, and has an accumulated deficit of $324,691 and a working capital deficit of $86,770 as of March 31, 2009.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

NOTE 3 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from a shareholder periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At March 31, 2009 and December 31, 2008, there was an outstanding balance of $70,676 and $55,286, respectively, due the shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF VELOCITY OIL & GAS, INC. ("THE COMPANY", "VELOCITY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

History

We were formed as a Nevada corporation on May 16, 2006.  We have 110,000,000 shares of authorized stock, consisting of 100,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.  We are an oil and gas exploration company with limited operations, which has not generated any revenues to date, and does not anticipate being able to generate revenues until we can raise substantial additional capital.

Whilst we hold exploration assets we are focused on seeking out and purchasing producing oil and gas properties in the gulf coast region of Louisiana and Texas.  We hope that through these anticipated purchases, we will be able to generate oil and gas production and continue to grow our operations through subsequent purchases, of which there can be no assurance.

Our current assets consist of a 40% working interest in SMI 138, as further described below, and the right to participate in the drilling of West Cameron 629.

We own low risk, high return investment and development projects in the gulf coast region.  On or about September 29, 2008, with an effective date of June 1, 2008, we entered into an Assignment agreement to acquire the rights to a 40% Working Interest in the South Marsh Island 138 Block, but we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established oil and gas companies and/or institutional investors in the future to obtain the necessary funds we will require to drill in our initial oil and gas interest and move forward with our business plan.

The Company recently also investigated the area of ‘green’ energy. It has entered into discussions with two companies in Australia and Indonesia to form an alliance to exploit the geothermal projects in Indonesia.

Plan of Operation

Our goal is to expand or build our business through a variety of efforts. We are considering ongoing offerings of securities under Private Placements, possible debt instruments, joint ventures with other companies public and private and other activities to generate capital to grow and undertake our business plan (for example, obtain, if possible, loans).

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

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our CEO; so, for example, we have not engaged, thus avoided the expenses, of formal officers like a Chief Financial Officer or CFO.  Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”), a shareholder of the Company an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand with one year and one day prior written notice, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia has the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.  If converted in full, the $8,000 Note (not including any accrued and unpaid interest) would convert into 80,000 shares of our common stock.  Capersia has not provided us notice of their demand of repayment of the Note as of the filing of this report but discussions have commenced to convert the debt to equity.

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

On or around March 17, 2009, Ridgelake issued a cashcall for the continuation of the leases VK-79, VM-317 and HI A 307. After considerable debate and study, in light of the equity markets and the low gas prices in the Gulf of Mexico, the joint venture participants unanimously decided to relinquish the acreage.
The Company has no further rights or obligations under the Purchase and Sale Agreement with Entek USA or the Participation Agreement with Ridgelake.

Agreement Regarding the Sale of South Marsh

In or around July 2008, the Company began negotiations for the transfer of South Marsh to a third party entity organized in Germany named “German Oil & Gas AG” (“GOG”).   The terms of an agreement with GOG were never finalized and as reported earlier, the transfer of South Marsh was cancelled and the agreement annulled.  In connection with the proposed sale of South Marsh to GOG, a third-party on behalf of GOG provided the Company a non-refundable payment of $29,980 in July 2008.

Purchase of Ownership Interest in SMI 138

On or about September 29, 2008, South Marsh entered into an Assignment agreement with Ridgelake to acquire a 40% working interest in SMI 138 (as defined above).  Pursuant to the Assignment agreement between Ridgelake, South Marsh and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has an effective date of June 1, 2008. Ridgelake assigned a 40% interest to South Marsh and a 40% interest to Offset.  Jacobs Oil & Gas, Ltd., which is controlled by our former officer and Director, Frank Jacobs, is a shareholder of Offset.

The assignment of the interests to South Marsh was approved by the Minerals Management Service of the United States Department of the Interior (the “MMS”).  South Marsh is qualified by the MMS to own any oil and gas lease of submerged lands under the Outer Continental Lands Act. South Marsh previously held the right to an 11.25% working interest in SMI 138, which rights have lapsed as of the date of this filing.  Prior to its entry into the Assignment agreement, Offset provided a payment of $25,000 to Ridgelake as consideration for the assignment, of which we were responsible for repaying $12,500 of such payment to Offset.  We have not made this $12,500 payment to Offset to this date.

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

The Company plans to focus on the development and drilling of SMI 138 sometime in 2009.  A well on SMI 138 is anticipated to cost approximately $6 million, which funds the Company anticipates it will require in the fourth quarter of 2009.  The well will likely be funded by farming down the Company’s working interest in SMI 138 in the form of a lesser percentage working interest.  There are no assurances however, that the Company will be able to make such an arrangement with any other operators and/or that the Company will have sufficient funds to pay the development costs of SMI 138 when such payments are required.

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

The Series A Preferred Stock has not been officially designated with the Secretary of State of Nevada to date, and the Company plans to file a Form 8-K when such designation has been filed.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

We are currently focused on proceeding with the development and drilling of our 40% interest in SMI 138, as described above.  Additionally, the Company has secured the right to participate in the drilling of West Cameron 629.

Funding permitting, we hope that we will be able to generate oil and gas production on the SMI 138 interest and/or the South Marsh interests and continue to grow our operations through subsequent purchases, of which there can be no assurance.

We intend to seek out quality geo-thermal energy projects and acquire the expertise in this field of power generation through the alliance with other companies. We currently have a tentative list of potential acquisitions.  We will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with established companies and/or institutional investors in the field of geothermal energy to obtain the necessary funds we will require to move forward with our business plan.

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

We did not generate any oil and gas revenues for the three months ended March 31, 2009, or for the three months ended March 31, 2008, and do not anticipate generating any oil and gas revenues until our exploration program is successful or until we acquire producing oil and gas production properties, of which there can be no assurance.

We had general and administrative expenses of $36,897 for the three months ended March 31, 2009, compared to general and administrative expenses of $24,083 for the three months ended March 31, 2008, an increase of $12,814 or 53.2% from the prior period.  The increase in general and administrative expenses was mainly due to increased legal and accounting fees for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to the Company filing its registration statement and obtaining quotation on the Over-The-Counter Bulletin Board.

We had $381 in depreciation expense for the three months ended March 31, 2009 compared with depreciation expense of $226 for the three months ended March 31, 2008.

We had total operating expenses and a total operating loss of $37,278 for the three months ended March 31, 2009, compared to total operating expenses and a total operating loss of $24,309 for the three months ended March 31, 2008, an increase in total operating expenses of $12,969 or 53.4% from the prior period.

We had interest expense of $429 for the three months ended March 31, 2009, compared to interest expense of $212 for the three months ended March 31, 2008, an increase in interest expense of $217, which increase in expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $37,707 for the three months ended March 31, 2009, compared to a total net loss of $24,521 for the three months ended March 31, 2008, an increase in net loss of $13,186 or 53.8% from the prior period, which was due mainly to the $12,814 or 53.2% increase in general and administrative expenses.  We anticipate incurring net losses until and unless we are able to earn our oil and gas interests, as disclosed above, and/or obtain any other oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $16,988 as of March 31, 2009 consisting of property and equipment, net of accumulated depreciation of $4,488 and unproved oil and gas properties of $12,500.

We had total liabilities as of March 31, 2009 of $170,210, consisting of total current liabilities of $86,770; which included a $330 bank overdraft, $20,822 of accounts payable, $65,618 of accrued liabilities; and non-current liabilities consisting of $70,676 of long-term advances, related party, in connection with advances to the Company by its former officer and Director, Frank Jacobs and entities controlled by Mr. Jacobs, which funding does not bear interest and is payable on demand with at least one (1) year and one (1) day prior notice and/or is payable in shares of the Company’s common stock at the option of the Company on the date such payment is demanded (based on the then trading price of the Company’s common stock, assuming such common stock is publicly traded); and $12,764 of note payable to Capersia, of which $264 represented unpaid interest expense converted to debt.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia has the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.  If converted in full, the $8,000 principal amount of the Note would convert into 80,000 shares of our common stock. However, in view of the current stock price of the Company a lower conversion price might have to be considered by the Company in case Capersia requires repayment or conversion of the loan to equity.  As of the filing of this report, Capersia had not provided us notice of their intention to demand repayment of the Note.

We had a working capital deficit of $86,770 and a deficit accumulated during the exploration stage of $324,691 as of March 31, 2009.

We had $21,436 of net cash used in operating activities for the three months ended March 31, 2009, which included a net loss of $37,707, an increase in accounts payable of $2,677, depreciation expense of $382 and a decrease in accrued liabilities of $13,212.

We had $15,720 of net cash provided by financing activities for the three months ended March 31, 2009, which was due to $15,390 of advances from related parties in connection with long term loans advanced to the Company by the Company’s former officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans are described in greater detail above and a $330 bank overdraft.

Our business operations to date have been minimal, and until such time as we are able to drill and develop SMI 138 or WC 629 and/or develop the geothermal opportunities available to the Company, we anticipate such business operations remaining that way.

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

If we are unable to raise additional funding, we will be unable to participate in the drilling operations for SMI 138 and WC 629 and we might lose the right to earn an interest in WC 629 or dilute our position in SMI 138. Moving forward, we anticipate Frank Jacobs, our former officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

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

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF COMMON STOCK COULD BE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO FINRA OR THE SEC STILL CONSIDERING THE COMPANY TO BE A “SHELL COMPANY”.

Whilst the Company has taken the position that it is not a “shell company”, as outlined in a Form 8-K filing made by the Company in January 2009, FINRA or the SEC could put restrictions on the resale of unregistered shares of our common stock.

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

As stated above, we currently anticipate that we will be funded by our former officer and Director, Frank Jacobs, moving forward, other than in connection with exploration investment, although he is not obligate to do such.  Additionally, we will need to raise substantial additional capital to continue our business operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

Risks Relating To The Company's Securities

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements, expressed a concern about our ability to continue as a going concern. We had working capital deficit of $86,770 and had an accumulated deficit of $324,691 as of March 31, 2009, and have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized. As of May 14, 2009, we had 11,620,500 shares of common stock issued and outstanding and - 0 - shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or provide those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

FRANK A. JACOBS, OUR FORMER CHIEF EXECUTIVE OFFICER AND DIRECTOR, BENEFICIALLY OWNS AN AGGREGATE OF 37% OF OUR COMMON STOCK AND CAN EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Frank A. Jacobs, our former Chief Executive Officer and Director beneficially owns an aggregate of 4,310,000 shares or approximately 37% of our outstanding common stock (assuming the issuance of shares of common stock in connection with the exercise of certain warrants which he beneficially owns). Accordingly, Mr. Jacobs will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove James Moses, our current sole officer and Director, or any other Director that Mr. Jacobs may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

VELOCITY OIL & GAS, INC.

DATED: May 15, 2009	By: /s/ James Moses
James Moses
President (Principal Executive Officer)
And Principal Financial Officer