Form 10-Q
period 2009-06-30
Velocity Oil & Gas, Inc.
filed 2009-08-19
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

+62 813 812 18069
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

The number of shares outstanding of each of the issuer’s classes of equity as of August 15, 2009 is 11,620,500 shares of common stock, par value $0.001, and no shares of preferred stock, par value $0.001.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$460	$5,716
Total current assets	460	5,716

Property, plant and equipment, net of accumulated
depreciation of $3,346 and $2,583, respectively	4,107	4,870
Unproved oil and gas properties	-	12,500

TOTAL ASSETS	$4,567	$23,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$18,221	$16,938
Accounts payable – related party	1,207	1,207
Accrued liabilities	87,785	52,406
Total current liabilities	107,213	70,551

Long-term advances - related party	90,692	55,286
Note payable to shareholders	12,764	12,764
Total liabilities	210,669	138,601

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; none issued and outstanding	-	-
Series B Preferred stock, $2.50 par value; 2,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 11,620,500 shares issued and
outstanding	11,621	11,621
Additional paid-in capital	159,848	159,848
Deficit accumulated during the exploration stage	(377,571)	(286,984)
Total stockholders' equity deficit	(206,102)	(115,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,567	$23,086

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
 (Unaudited)

					May 16, 2006
	Three Months Ended		Six Months Ended		(Inception)
	June 30,		June 30,		Through
	2009	2008	2009	2008	June 30, 2009
Operating expenses:
General and administrative	$39,596	$45,734	$76,493	$69,817	$339,400
Impairment of oil and gas properties	12,500	-	12,500	-	32,520
Depreciation	381	323	762	549	3,345
Total operating expenses	52,477	46,057	89,755	70,366	375,265

Operating loss	(52,477)	(46,057)	(89,755)	(70,366)	(375,265)

Interest expense	(403)	(277)	(832)	(489)	(2,306)

Net loss	$(52,880)	$(46,334)	$(90,587)	$(70,855)	$(377,571)

Basic and diluted
net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares
outstanding	11,620,500	11,563,357	11,620,500	11,514,456

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through June 30, 2009
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Warrants granted	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder's fees	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Common shares issued for services	300,000	300	29,700	-	30,000
Net loss	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008	11,620,500	11,621	159,848	(286,984)	(115,515)

Net loss	-	-	-	(90,587)	(90,587)
Balances at June 30, 2009	11,620,500	$11,621	$159,848	$(377,571)	$(206,102)

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

			May 16, 2006
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(90,587)	$(70,855)	$(377,571)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	763	549	3,346
Debt issued for interest	-	-	264
Impairment of oil and gas properties	12,500	-	32,520
Stock issued for services	-	30,000	31,300
Warrant expense	-	-	19,119
Changes in assets and liabilities:
Prepaid expenses and other receivables	-	3,000	-
Accounts payable	1,283	(2,468)	5,721
Accounts payable – related party	-	-	1,207
Accrued liabilities	35,379	2,810	87,785
NET CASH USED IN OPERATING ACTIVITIES	(40,662)	(36,964)	(196,309)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Proceeds from sale of oil and gas properties	-	-	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	22,527

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	35,406	40,500	120,408
Proceeds from note payable to shareholder	-	-	12,500
Repayments of advances from related party	-	-	(29,716)
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,406	40,500	174,242

NET CHANGE IN CASH	(5,256)	3,536	460
Cash, beginning of period	5,716	1,286	-
Cash, end of period	$460	$4,822	$460

Cash paid for:
Interest	$-	$-
Income taxes	-	-

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

Basis of Presentation. The accompanying unaudited interim financial statements of Velocity and its wholly owned subsidiary, South Marsh LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Velocity’s Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K, have been omitted.

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

Effective this quarter, Velocity implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact Velocity’s financial position or results of operations. Velocity evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date Velocity issued these financial statements.  During this period, Velocity did not have any material recognizable subsequent events

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $90,587 for the six months ended June 30, 2009, and has an accumulated deficit of $377,571 and a working capital deficit of $106,753 as of June 30, 2009.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

NOTE 3 – UNPROVED PROPERTIES

In December 2008, Velocity, through its ownership in South Marsh LLC, acquired a 40% working interest in South Marsh Island Block 138 which is located off the Louisiana coast in the Gulf of Mexico. The purchase price of $12,500 is included in accounts payable. Velocity’s lease on this property expired on June 30, 2009 and the $12,500 book value of the property was written-off through impairment of oil and gas properties during the six months ended June 30, 2009.

NOTE 4 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from a shareholder periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At June 30, 2009 and December 31, 2008, there was an outstanding balance of $90,692 and $55,286, respectively, due the shareholder.

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

On March 2, 2009, the Company's Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series A preferred stock, which was filed with the Secretary of State of Nevada on June 10, 2009.

The Series A Preferred Stock has a par value of $0.001 per share and consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote.

Series B Preferred Stock

On May 5, 2009, the Company’s Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series B preferred stock, which was filed with the Secretary of State of Nevada on June 11, 2009.

The Series B Preferred Stock has a par value of $0.001 per share and consists of two million (2,000,000) shares, each having no dividend rights, no liquidation preference, no voting rights and no redemption rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF VELOCITY OIL & GAS, INC. ("THE COMPANY", "VELOCITY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2009.

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

We previously held oil and gas exploration assets, which have since expired or have been relinquished. The financial crisis of 2008 and the subsequent collapse of the natural gas prices have made drilling in the Gulf of Mexico unattractive.

The Company recently has formed an alliance with PT. SUMBER DAYA KELOLA (SDK) with which the Company will pursue a geothermal project in Indonesia. The Company is also evaluating the potential acquisition of a gas processing project. A suitable gas plant has been identified and negotiations on its purchase have commenced.  The Company does not currently have any agreements in place with SDK.

Assuming we acquire these properties in the future, we will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with more established companies and/or institutional investors to move forward with our business plan.

Plan of Operation

Our goal is to expand or build our business through a variety of efforts. We are considering ongoing offerings of securities under Private Placements, possible debt instruments, joint ventures with other companies public and private and other activities to generate capital to grow and undertake our business plan (for example, obtain, if possible, loans).

We have no lines of credit or other bank financing arrangements. However, we are working out a possible formal line of credit with Frank Jacobs, our officer and Director, who has advanced monies to us from time to time. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, management will try and delay additional increases in operating expenses and capital expenditures. We will need to raise additional capital and revenues to meet both short-term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our Chief Executive Officer and Secretary.

 Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”), a shareholder of the Company an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand with one year and one day prior written notice, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia has the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.  If converted in full, the $8,000 Note (not including any accrued and unpaid interest) would convert into 80,000 shares of our common stock .  Capersia has not provided us notice of their demand of repayment of the Note as of the filing of this report but discussions have commenced to convert the debt to equity.

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

Purchase of Ownership Interest in SMI 138

On or about September 29, 2008, South Marsh entered into an Assignment agreement with Ridgelake to acquire a 40% working interest in SMI 138 (as defined above).  Pursuant to the Assignment agreement between Ridgelake, South Marsh and Offset Leo LLC, a Delaware limited liability company (“Offset”), which agreement has an effective date of June 1, 2008, Ridgelake assigned a 40% interest to South Marsh and a 40% interest to Offset.  Jacobs Oil & Gas, Ltd., which is controlled by our officer and Director, Frank Jacobs, is a shareholder of Offset.

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

On or around June 30, 2009, the last of the Company’s other oil and gas rights located in the Gulf of Mexico expired and as such, the Company does not currently hold any oil and gas interests or rights as of the date of this filing. Moving forward, the Company is planning to focus its attention on geothermal energy, producing liquefied petroleum gas (“LPG”) and possibly other downstream energy/engineering projects, funding permitting, of which there can be no assurance.

Change in Directors

On or around June 5, 2009, the Board of Directors of the Company increased the number of Directors of the Company from one (1) to three (3).  The Board also appointed Frank A. Jacobs and Edwargo Setjadiningrat as Directors of the Company to fill the vacancies left by the increase in Directors pursuant to the authority provided to the Board of Directors in the Company’s Bylaws (the “Appointments”). Immediately following the Appointments, and effective June 5, 2009, James Moses resigned as a Director, and as Chief Executive Officer, Chief Financial Officer and President of the Company.

The Board of Directors, then consisting of Mr. Jacobs and Mr. Setjadiningrat appointed Mr. Setjadiningrat as President, Chief Executive Officer and Chief Financial Officer of the Company and Mr. Jacobs as Secretary effective June 5, 2009.

Series A Preferred Stock

On March 2, 2009, the Company's Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series A preferred stock (the "Series A Preferred Stock"), which was filed with the Secretary of State of Nevada on June 10, 2009.

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

Series B Preferred Stock

On May 5, 2009, the Company’s Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series B preferred stock (“Series B Preferred Stock”), which was filed with the Secretary of State of Nevada on June 11, 2009.

The Series B Preferred Stock have a par value of $0.001 per share. The Series B Preferred Stock consists of two million (2,000,000) shares, each having no dividend rights, no liquidation preference, no voting rights and no redemption rights.

The Series B Preferred Stock has a price of $2.50 per share and convert into the Company’s common stock on the basis of one for thirty. The Series B Preferred Stock was mistakenly filed such that the $2.50 price was subject to recapitalizations; however the Company is currently taking steps to amend the designation such that the Series B Preferred will not be subject to recapitalizations and to increase the number of designated shares of Series B Preferred Stock to four million (4,000,000) shares.

Additionally, the Company shall not adopt any amendments to the Company's Bylaws, Articles of Incorporation, as amended, which adversely affect the rights of the Series B Preferred Stock, make any changes to the Certificate of Designations, or effect any reclassification of the Series B Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series B Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series B Preferred Stock, make technical, corrective, administrative or similar changes to the Certificate of Designations that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series B Preferred Stock.

No shares of the Company’s Series A Preferred Stock or Series B Preferred Stock have been issued to date.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

Moving forward, the Company is planning to focus its attention on geothermal energy, producing liquefied petroleum gas (“LPG”) and possibly other downstream energy/engineering projects in Indonesia, funding permitting, of which there can be no assurance.

We intend to seek out quality geothermal energy projects and acquire the expertise in this field of power generation through the alliance with other companies. We currently have a tentative list of potential acquisitions.  We will need to raise substantial additional capital either though the sale of debt or equity securities or by entering into joint ventures with established companies and/or institutional investors in the field of geothermal energy to obtain the necessary funds we will require to move forward with our business plan.

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

We did not generate any oil and gas revenues for the three months ended June 30, 2009, or for the three months ended June 30, 2008, and do not anticipate generating any oil and gas revenues until we have a successful exploration program or until we acquire producing oil and gas production properties, of which there can be no assurance.

We had general and administrative expenses of $39,596 for the three months ended June 30, 2009, compared to general and administrative expenses of $45,734 for the three months ended June 30, 2008, a decrease of $6,138 or 13.4% from the prior period.  The decrease in general and administrative expenses was mainly due to the reduction of legal expenses.

We had $12,500 of impairment of oil and gas properties for the three months ended June 30, 2009, compared to no impairment of oil and gas properties for the three months ended June 30, 2008, which was due to the relinquishment of SMI 138, as described in greater detail above.

We had $381 in depreciation expense for the three months ended June 30, 2009 compared with depreciation expense of $323 for the three months ended June 30, 2008.

We had total operating expenses and a total operating loss of $52,477 for the three months ended June 30, 2009, compared to total operating expenses and a total operating loss of $46,057 for the three months ended June 30, 2008, an increase in total operating expenses and total operating loss of $6,420 or 13.9% from the prior period.

We had interest expense of $403 for the three months ended June 30, 2009, compared to interest expense of $277 for the three months ended June 30, 2008, an increase in interest expense of $126 or 45.5%, which increase in interest expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a net loss of $52,880 for the three months ended June 30, 2009, compared to a net loss of $46,334 for the three months ended June 30, 2008, an increase in net loss of $6,546 or 14.1% from the prior period, which was due mainly to the $6,138 or 13.4% increase in general and administrative expenses.  We anticipate incurring net losses until and unless we are able to obtain oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

We did not generate any oil and gas revenues for the six months ended June 30, 2009, or for the six months ended June 30, 2008, and do not anticipate generating any oil and gas revenues until we have a successful exploration program or until we acquire producing oil and gas production properties, of which there can be no assurance.

We had general and administrative expenses of $76,493 for the six months ended June 30, 2009, compared to general and administrative expenses of $69,817 for the six months ended June 30, 2008, an increase of $6,676 or 9.6% from the prior period.  The increase in general and administrative expenses was mainly due to increased legal and accounting fees for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due to the Company filing its registration statement and obtaining quotation on the Over-The-Counter Bulletin Board.

We had $12,500 of impairment of oil and gas properties for the six months ended June 30, 2009, compared to no impairment of oil and gas properties for the six months ended June 30, 2008, which was due to the relinquishment of SMI 138, as described in greater detail above.

We had $762 in depreciation expense for the six months ended June 30, 2009 compared with depreciation expense of $549 for the six months ended June 30, 2008.

We had total operating expenses and a total operating loss of $89,755 for the six months ended June 30, 2009, compared to total operating expenses and a total operating loss of $70,366 for the six months ended June 30, 2008, an increase in total operating expenses and total operating loss of $19,389 or 27.6% from the prior period.

We had interest expense of $832 for the six months ended June 30, 2009, compared to interest expense of $489 for the six months ended June 30, 2008, an increase in interest expense of $343, which increase in expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a total net loss of $90,587 for the six months ended June 30, 2009, compared to a total net loss of $70,855 for the six months ended June 30, 2008, an increase in net loss of $19,732 or 27.8% from the prior period, which was due mainly to the $6,676 or 9.6% increase in general and administrative expenses.  We anticipate incurring net losses until and unless we are able to obtain oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,567 as of June 30, 2009 consisting of property and equipment, net of accumulated depreciation of $4,107 and cash of $460.

We had total liabilities as of June 30, 2009 of $210,669, consisting of total current liabilities of $107,213; which included $18,221 of accounts payable, $87,785 of accrued liabilities and $1,207 of accounts payable related party, which amount was owed to Frank Jacobs in connection with management services rendered to the Company by Mr. Jacobs; and non-current liabilities consisting of $90,692 of long-term advances, related party, in connection with advances to the Company by its officer and Director, Frank Jacobs and entities controlled by Mr. Jacobs, which funding does not bear interest and is payable on demand with at least one (1) year and one (1) day prior notice and/or is payable in shares of the Company’s common stock at the option of the Company on the date such payment is demanded (based on the then trading price of the Company’s common stock, assuming such common stock is publicly-traded); and $12,764 of note payable to Capersia, of which $264 represented unpaid interest expense converted to debt.

We had negative working capital of $106,753 and a total deficit accumulated during the exploration stage of $377,571 as of June 30, 2009.

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

We had $40,662 of net cash used in operating activities for the six months ended June 30, 2009, which included a net loss of $90,587 offset by a decrease in accrued liabilities of $35,379 and an impairment of oil and gas properties of $12,500.

We had $35,406 of net cash provided by financing activities for the six months ended June 30, 2009, which was due to $35,406 of advances from related parties in connection with long term loans advanced to the Company by the Company’s officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans are described in greater detail above.

Our business operations to date have been minimal, and until such time as we are able to develop the geothermal opportunities available to the Company, we anticipate such business operations remaining that way.

We currently rely on funds provided by Frank Jacobs, our officer and Director.  Mr. Jacobs previously committed to provide us funding, pursuant to his letter dated January 20, 2008, until the effectiveness of our Registration Statement and to provide us funds for costs and fees associated with our quotation on the Over-The-Counter Bulletin Board.  As both of these events have occurred, Mr. Jacobs no longer has any obligations to provide us funding.  Moving forward, we anticipate Mr. Jacobs, who is also the Company’s largest shareholder, will continue to provide us funding in the future; however, there are no assurances that he will.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "Velocity" and words of similar meaning in these Risk Factors refer to the Company):

Risks Relating To Our Planned Business Operations

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN, , WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We anticipate the need for additional funding moving forward to support our operations and continue our business plan.  Moving forward, we anticipate Frank Jacobs, our officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.   If we are not able to raise the capital necessary to continue our business operations and/or we may be forced to abandon or curtail our business plan and/or suspend our business activities.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF COMMON STOCK COULD BE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO FINRA OR THE SEC STILL CONSIDERING THE COMPANY TO BE A “SHELL COMPANY”.

While the Company has taken the position that it is not a “shell company”, as outlined in a Form 8-K filing made by the Company in January 2009, FINRA or the SEC could put restrictions on the resale of unregistered shares of our common stock.

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

As stated above, we currently anticipate that we will be funded by our officer and Director, Frank Jacobs, moving forward, other than in connection with exploration investment, although he is not obligated to do such.  Additionally, we will need to raise substantial additional capital to continue our business operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

WE RELY HEAVILY ON FRANK A. JACOBS AND EDWARGO SETJADININGRAT, OUR OFFICERS AND DIRECTORS AND IF THEY WERE TO LEAVE, WE COULD FACE SUBSTANTIAL COSTS IN SECURING SIMILARLY QUALIFIED OFFICERS AND DIRECTORS.

Our success depends upon the personal efforts and abilities of Edwargo Setjadiningrat, our Chief Executive Officer, President and Director and Frank A. Jacobs, our Secretary and Director. Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Mr. Setjadiningrat and Mr. Jacobs and will depend on our ability to attract qualified contractors and consultants on an as-needed basis.  Additionally, we currently rely on Mr. Jacobs, to provide us funding for working capital and expenses, although he is not obligated to provide such funding.

We anticipate facing continued competition for such contractors and consultants, and may face competition for the services of Mr. Setjadiningrat and Mr. Jacobs in the future. We do not have an employment contract with Mr. Setjadiningrat and Mr. Jacobs, nor do we currently have any key man insurance on Mr. Setjadiningrat and Mr. Jacobs.  Mr. Setjadiningrat and Mr. Jacobs are our driving force and are responsible for maintaining our relationships and operations. In addition to Mr. Setjadiningrat’s and Mr. Jacobs’s positions with the Company, they currently have additional employment outside of the Company, and as such, the amount of time they are able to spend on Company matters may be limited.

We cannot be certain that we will be able to retain Mr. Setjadiningrat and Mr. Jacobs and/or attract and retain contractors and consultants in the future. The loss of Mr. Setjadiningrat or Mr. Jacobs and/or our inability to attract and retain qualified contractors and consultants on an as-needed basis could have a material adverse effect on our business and operations.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH, WHICH COULD LEAD TO OUR INABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our future growth is expected to place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have two Directors and executive officers. Further, as we enter into contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth. There can be no assurance that our systems, procedures and/or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

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

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements, expressed a concern about our ability to continue as a going concern. We had working capital deficit of $106,753 and had an accumulated deficit of $377,571 as of June 30, 2009, and have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of August 15, 2009, we had 11,620,500 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holders of the shares of Series A Preferred Stock will exercise voting control over the Company assuming such shares are subsequently issued by the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

FRANK A. JACOBS, OFFICER AND DIRECTOR, BENEFICIALLY OWNS AN AGGREGATE OF 37% OF OUR COMMON STOCK AND CAN EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Frank A. Jacobs, our officer and Director beneficially owns an aggregate of 4,130,000 shares or approximately 37% of our outstanding common stock. Accordingly, Mr. Jacobs will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current officers and Directors, or any other Director that Mr. Jacobs may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Starting in December 2008 and continuing earlier this year Mr. Jacobs, the Company’s majority shareholder, and current Director, gifted an aggregate of 5,800,000 shares of the Company’s common stock (the “Gifts”).

As a result of the Gifts, Mr. Jacobs currently beneficially owns an aggregate of 4,130,000 shares of the Company’s restricted common stock as of the filing of this report, and 50,000 shares of common stock held by Jacobs Oil and Gas, Ltd., formerly 670301, Ltd., a British Columbia corporation which he controls and which shares he is therefore deemed to beneficially own.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Designations of Series A Preferred Stock

Exhibit 3.3(5)	Certificate of Designations of Series B Preferred Stock

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

Exhibit 10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.3(1)	Amendment to Acquisition & Participation Agreement

Exhibit 10.4(2)	Assignment of Membership Interests

Exhibit 10.5(2)	Assignment of Production Payment

Exhibit 10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.

Exhibit 10.7(+)(3)	Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX

Exhibit 10.8(2)	Amendment to Amended and Restated Participation Agreement

Exhibit 10.14(3)	Amended Promissory Note with Capersia

Exhibit 10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.17(4)	Assignment agreement with Ridgelake Energy, Inc.

Exhibit 99.1(3)	Letter From Frank Jacobs

Exhibit 31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an exhibit to our Form 8-K filed with the Commission on June 19, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELOCITY OIL & GAS, INC.

DATED: August 19, 2009	By: /s/ Edwargo Setjadiningrat
Edwargo Setjadiningrat
President (Principal Executive Officer)
And Principal Financial Officer