Form 10-Q
period 2009-09-30
Velocity Oil & Gas, Inc.
filed 2009-11-20
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Graha  Mandiri, Floor 18
Jl lman Bonjol No. 61
Jakarta Pusat 10310
Indonesia
(Address of principal executive offices)

3500 Washington Ave, Suite 200
Houston, Texas 77007
(Address of former principal executive offices)

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

The number of shares outstanding of each of the issuer’s classes of equity as of November 19, 2009 is 12,620,500 shares of common stock, par value $0.001 per share, and 1 share of Series A Preferred Stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$897	$5,716
Total current assets	897	5,716

Property, plant and equipment, net of accumulated
depreciation of $3,727 and $2,583, respectively	3,726	4,870
Unproved oil and gas properties	-	12,500

TOTAL ASSETS	$4,623	$23,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$18,141	$16,938
Accounts payable – related party	1,207	1,207
Accrued liabilities	117,977	52,406
Total current liabilities	137,325	70,551

Long-term advances - related party	101,932	55,286
Note payable to shareholder, net of unamortized discounts
of $10,443 and $0, respectively	1,321	12,764
Total liabilities	240,578	138,601

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; none issued and outstanding	-	-
Series B Preferred stock, $2.50 par value; 2,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 12,620,500 and 11,620,500 shares issued and outstanding, respectively	12,621	11,621
Additional paid-in capital	172,612	159,848
Deficit accumulated during the exploration stage	(421,188)	(286,984)
Total stockholders' deficit	(235,955)	(115,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,623	$23,086

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
 (Unaudited)

					May 16, 2006
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Operating expenses:
General and administrative	$40,476	$14,553	$116,969	$84,370	$379,876
Impairment of oil and gas properties	-	20,020	12,500	20,020	32,520
Depreciation	382	372	1,144	921	3,727
Total operating expenses	40,858	34,945	130,613	105,311	416,123

Operating loss	(40,858)	(34,945)	(130,613)	(105,311)	(416,123)

Interest expense	(2,759)	(399)	(3,591)	(888)	(5,065)

Net loss	$(43,617)	$(35,344)	$(134,204)	$(106,199)	$(421,188)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares
outstanding	12,066,152	11,620,500	11,770,683	11,550,062

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through September 30, 2009
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	10,360,500	$10,361	$35,689	$-	$46,050
Common shares issued for services	300,000	300	-	-	300
Warrants granted	-	-	19,119	-	19,119
Net loss	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006	10,660,500	10,661	54,808	(43,745)	21,724

Common shares issued for cash	250,000	250	24,750	-	25,000
Common shares issued for services	10,000	10	990	-	1,000
Common shares issued as finder's fees	500,000	500	49,500	-	50,000
Cancellation of common shares	(100,000)	(100)	100	-	-
Net loss	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	11,320,500	11,321	130,148	(118,511)	22,958

Common shares issued for services	300,000	300	29,700	-	30,000
Net loss	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008	11,620,500	11,621	159,848	(286,984)	(115,515)

Common shares issued for conversion
of shareholder loan	1,000,000	1,000	-	-	1,000
Debt discount from beneficial
conversion feature	-	-	12,764	-	12,764
Net loss	-	-	-	(134,204)	(134,204)
Balances at September 30, 2009	12,620,500	$12,621	$172,612	$(421,188)	$(235,955)

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			May 16, 2006
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,204)	$(106,199)	$(421,188)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	1,144	921	3,727
Amortization of debt discount	2,321	-	2,321
Debt issued for interest	-	-	264
Impairment of oil and gas properties	12,500	20,020	32,520
Stock issued for services	-	30,000	31,300
Warrant expense	-	-	19,119
Changes in assets and liabilities:
Prepaid expenses and other receivables	-	3,000	-
Accounts payable	1,203	(383)	5,641
Accounts payable – related party	-	-	1,207
Accrued liabilities	65,571	507	117,977
NET CASH USED IN OPERATING ACTIVITIES	(51,465)	(52,134)	(207,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,917)	(7,453)
Proceeds from sale of oil and gas properties	-	29,980	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	27,063	22,527

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	46,646	53,500	131,648
Proceeds from note payable to shareholder	-	-	12,500
Repayments of advances from related party	-	(26,750)	(29,716)
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,646	26,750	185,482

NET CHANGE IN CASH	(4,819)	1,679	897
Cash, beginning of period	5,716	1,286	-
Cash, end of period	$897	$2,965	$897

CASH PAID FOR:
Interest	$-	$-
Income taxes	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt discount from beneficial conversion feature	$12,764	-
Common shares issued for conversion of shareholder loan	1,000	-

See notes to consolidated financial statements.

VELOCITY OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Velocity Oil and Gas, Inc. (“Velocity”) was incorporated in the State of Nevada on May 16, 2006. Since inception, Velocity is a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

Basis of Presentation. The accompanying unaudited interim financial statements of Velocity and its wholly- owned subsidiary, South Marsh LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Velocity’s Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K, have been omitted.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact Velocity’s results of operations, financial position or cash flows.

Effective this quarter, Velocity implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Velocity’s financial position or results of operations. Velocity evaluated all events or transactions that occurred after September 30, 2009 until November 20, 2009. During this period, Velocity did not have any material recognizable subsequent events.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Velocity incurred a net loss of $134,204 for the nine months ended September 30, 2009, and has an accumulated deficit of $421,188 and a working capital deficit of $136,428 as of September 30, 2009.  These conditions raise substantial doubt as to Velocity’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Velocity is unable to continue as a going concern.

NOTE 3 – UNPROVED PROPERTIES

In December 2008, Velocity, through its ownership in South Marsh LLC, acquired a 40% working interest in South Marsh Island Block 138 which is located off the Louisiana coast in the Gulf of Mexico.  Velocity’s lease on this property expired on June 30, 2009 and the $12,500 book value of the property was written-off through impairment of oil and gas properties during the nine months ended September 30, 2009.

NOTE 4 – ADVANCES FROM RELATED PARTY

Velocity borrows advances from a shareholder periodically.  The advances are non-interest bearing and due on demand with twelve months and one day’s notice.  At September 30, 2009 and December 31, 2008, there was an outstanding balance of $101,932 and $55,286, respectively, due the shareholder.

NOTE 5 – NOTES PAYABLE TO SHAREHOLDER

Velocity borrowed $8,000 from a shareholder in June 2007. The note is due on demand with twelve months and one day’s notice and bears interest at 6% per annum. The loan was originally convertible into common shares at $0.10 per share. During 2007, the accrued interest of $264 was converted to debt and at December 31, 2008, the then outstanding balance on the note was $12,764. Velocity evaluated the original loan for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. Velocity determined the embedded conversion option in the original convertible note met the criteria for classification in stockholders’ equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for the note. Velocity then evaluated the original conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined none existed.

During August 2009, Velocity amended the conversion option of the above note whereby the conversion rate was changed from $0.10 to $0.001 per share. Velocity evaluated the modification under FASB ASC 470-50 and determined the modification to be substantial and thus qualify as an extinguishment of debt. Velocity evaluated the modified loan for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. Velocity determined the embedded conversion option in the modified convertible note met the criteria for classification in stockholders’ equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for the note. Velocity then evaluated the modified conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined the conversion option contained a beneficial conversion feature.

Velocity calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764. The discount is being amortized over the life of the loan using the effective interest rate method. During the nine months ended September 30, 2009, an aggregate of $2,321 of amortization was recorded on the debt discount.

During August 2009, the holder of the modified note above elected to convert $1,000 of the loan to common stock. Velocity issued the note holder 1,000,000 common shares. Velocity recorded amortization of $1,000 on the discount related to the portion of the note converted.

NOTE 6 – PREFERRED STOCK

Series A Preferred Stock

On March 2, 2009, Velocity’s Board of Directors unanimously agreed to adopt a Certificate of Designations for the creation of a Series A preferred stock, which was filed with the Secretary of State of Nevada on June 10, 2009.

The Series A Preferred Stock has a par value of $0.001 per share and consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights.  The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote.

Series B Preferred Stock

On May 5, 2009, Velocity’s Board of Directors unanimously agreed to adopt a Certificate of Designations for the creation of a Series B preferred stock, which was filed with the Secretary of State of Nevada on June 11, 2009.

The Series B Preferred Stock has a par value of $2.50 per share and consists of two million (2,000,000) shares, each having no dividend rights, no liquidation preference, no voting right and no redemption rights.

NOTE 7 – SUBSEQUENT EVENTS

In  November 2009, Travel Engine Solutions, LLC subscribed for 1,000 shares of Velocity’s Series A Preferred Stock for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, Velocity issued Travel Engine one share of the Series A Preferred Stock. The share is to be held in trust until such time as Travel Engine has paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement.  In the event the Additional Consideration is not paid, other than because Velocity failed to meet the requirements described below, the Series A Preferred Share is to be redeemed for $100 and Velocity is entitled to retain the $50,000 initial payment in liquidated damages.  While held in trust, Travel Engine has the right to vote the Series A Preferred Share (which has the right to vote 51% of the Company’s outstanding voting securities).

The requirements which must be met by Velocity prior to Travel Engine paying the additional consideration include that Velocity shall have no liabilities, shall not be party to any litigation (threatened or pending), shall not have any convertible securities outstanding (other than a convertible note currently held by Capersia Pte. Ltd.), Velocity shall have filed this Form 10-Q (the “Form 10-Q”), Velocity shall not have indicated that it is a “shell company” in the Form-Q, Velocity shall have obtained the resignation of its current officers and Directors (along with representations from such officers and Directors that no fees or other compensation are due to such officers and Directors), and Frank Jacobs, Velocity’s current Director shall have entered into a lock-up agreement, approved by Travel Engine, pursuant to which Mr. Jacobs will agree not to sell any Company securities for a period of one (1) year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF VELOCITY OIL & GAS, INC. ("THE COMPANY", "VELOCITY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”), a shareholder of the Company, an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand with one year and one day prior written notice, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia had the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.

On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share, and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock. If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock, representing approximately 48% of the Company’s then outstanding common stock.

On or around November 10, 2009, Capersia sold its entire interest in the Note to Cascata Equity Management, Inc. (50%) and Seven Palm Investments, LLC (50%).

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

As a result of the Purchase Agreement and the Assignment, South Marsh became a wholly-owned subsidiary of the Company. We have not paid any consideration to date, including cash and/or securities, to Entek in connection with the Purchase Agreement.

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

On or around June 30, 2009, the last of the Company’s other oil and gas rights located in the Gulf of Mexico expired and as such, the Company does not currently hold any oil and gas interests or rights as of the date of this filing. Moving forward, the Company is currently planning to focus its attention on geothermal energy, producing liquefied petroleum gas (“LPG”) and possibly other downstream energy/engineering projects, funding permitting, of which there can be no assurance.

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

The Series B Preferred Stock has a par value of $0.001 per share. The Series B Preferred Stock consists of two million (2,000,000) shares, each having no dividend rights, no liquidation preference, no voting rights and no redemption rights.

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

No shares of the Company’s Series B Preferred Stock have been issued to date.

SUBSEQUENT EVENTS:

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) is to be held in trust until such time as Travel Engine has paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement (the “Additional Consideration”).  In the event the Additional Consideration is not paid, other than because the Company failed to meet the Requirements (defined below), the Series A Preferred Share is to be redeemed for $100 and the Company is to retain the $50,000 initial payment in liquidated damages.  While held in trust, Travel Engine has the right to vote the Series A Preferred Share (which has the right to vote 51% of the Company’s outstanding voting securities).

Additional “Requirements” which must be met prior to Travel Engine paying the Additional Consideration include that the Company shall have no liabilities, shall not be party to any litigation (threatened or pending), shall not have any convertible securities outstanding (other than a convertible note currently held by Capersia Pte. Ltd.), the Company shall have filed this Form 10-Q (the “Form 10-Q”), the Company shall not have indicated that it is a “shell company” in the Form-Q, the Company shall have obtained the resignation of its current officers and Directors (along with representations from such officers and Directors that no fees or other compensation are due to such officers and Directors), and Frank Jacobs, the Company’s current Director shall have entered into a lock-up agreement, approved by Travel Engine, pursuant to which Mr. Jacobs will agree not to sell any Company securities for a period of one (1) year.

PLAN OF OPERATIONS

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

We did not generate any oil and gas revenues for the three months ended September 30, 2009, or for the three months ended September 30, 2008, and do not anticipate generating any oil and gas revenues until we have a successful exploration program or until we acquire producing oil and gas production properties, of which there can be no assurance.

We had general and administrative expenses of $40,476 for the three months ended September 30, 2009, compared to general and administrative expenses of $14,553 for the three months ended September 30, 2008, an increase of $25,923 or 178% from the prior period.  The increase in general and administrative expenses was mainly due to an increase in legal fees, accounting fees and wages.

We had no impairment of oil and gas properties for the three months ended September 30, 2009, compared to $20,200 of impairment of oil and gas properties for the three months ended September 30, 2008, which was due to the relinquishment of SMI 138, as described in greater detail above.

We had $382 in depreciation expense for the three months ended September 30, 2009 compared with depreciation expense of $372 for the three months ended September 30, 2008.

We had total operating expenses and a total operating loss of $40,858 for the three months ended September 30, 2009, compared to total operating expenses and a total operating loss of $34,945 for the three months ended September 30, 2008, an increase in total operating expenses and total operating loss of $5,913 or 17% from the prior period.

We had interest expense of $2,759 for the three months ended September 30, 2009, compared to interest expense of $399 for the three months ended September 30, 2008, an increase in interest expense of $2,360, which increase in interest expense was in connection with interest on the loan received from Capersia Pte. Ltd., a shareholder of the Company (“Capersia”), as evidenced by the Note described below.

We had a net loss of $43,617 for the three months ended September 30, 2009, compared to a net loss of $35,344 for the three months ended September 30, 2008, an increase in net loss of $8,273 or 23% from the prior period, which was due to the $5,913 or 17% increase in total operating expenses and the $2,360 increase in interest expense.  We anticipate incurring net losses until and unless we are able to obtain oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

We did not generate any oil and gas revenues for the nine months ended September 30, 2009, or for the nine months ended September 30, 2008, and do not anticipate generating any oil and gas revenues until we have a successful exploration program or until we acquire producing oil and gas production properties, of which there can be no assurance.

We had general and administrative expenses of $116,969 for the nine months ended September 30, 2009, compared to general and administrative expenses of $84,370 for the nine months ended September 30, 2008, an increase of $32,599 or 39% from the prior period.  The increase in general and administrative expenses was mainly due to increased legal and accounting fees for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due to the Company filing its registration statement and obtaining quotation on the Over-The-Counter Bulletin Board.

We had $12,500 of impairment of oil and gas properties for the nine months ended September 30, 2009, compared to $20,020 of impairment of oil and gas properties for the nine months ended September 30, 2008, which was due to the relinquishment of SMI 138, as described in greater detail above.

We had $1,144 in depreciation expense for the nine months ended September 30, 2009 compared with depreciation expense of $921 for the nine months ended September 30, 2008.

We had total operating expenses and a total operating loss of $130,613 for the nine months ended September 30, 2009, compared to total operating expenses and a total operating loss of $105,311 for the nine months ended September 30, 2008, an increase in total operating expenses and total operating loss of $25,302 or 24% from the prior period.

We had interest expense of $3,591 for the nine months ended September 30, 2009, compared to interest expense of $888 for the nine months ended September 30, 2008, an increase in interest expense of $2,703, which increase in expense was in connection with interest on the loan received from Capersia, a shareholder of the Company, as evidenced by the Note described below.

We had a total net loss of $134,204 for the nine months ended September 30, 2009, compared to a total net loss of $106,199 for the nine months ended September 30, 2008, an increase in net loss of $28,005 or 26% from the prior period, which was due to the $25,302 or 24% increase in total operating expenses and the $2,703 increase in interest expense.  We anticipate incurring net losses until and unless we are able to obtain oil and gas interests, and unless such interests produce sufficient revenues to support our operations, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,623 as of September 30, 2009 consisting of property and equipment, net of accumulated depreciation of $3,726 and total current assets consisting solely of cash of $897.

We had total liabilities as of September 30, 2009 of $240,578, consisting of total current liabilities of $137,325; which included $18,141 of accounts payable, $117,977 of accrued liabilities and $1,207 of accounts payable related party, which amount was owed to Frank Jacobs in connection with management services rendered to the Company by Mr. Jacobs; and non-current liabilities consisting of $101,932 of long-term advances, related party, in connection with advances to the Company by its officer and Director, Frank Jacobs and entities controlled by Mr. Jacobs, which funding does not bear interest and is payable on demand with at least one (1) year and one (1) day prior notice and/or is payable in shares of the Company’s common stock at the option of the Company on the date such payment is demanded (based on the then trading price of the Company’s common stock, assuming such common stock is publicly-traded); and $1,321 of note payable to Capersia, net of $10,443 of unamortized discount.

We had negative working capital of $136,428 and a total deficit accumulated during the exploration stage of $421,188 as of September 30, 2009.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia had the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $0.10 per share.

On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share, and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock.  If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock, representing approximately 48% of the Company’s then outstanding common stock.

The modified note contains a beneficial conversion feature. We calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764. The discount is being amortized over the life of the loan using the effective interest rate method. During the nine months ended September 30, 2009, an aggregate of $2,321 of amortization was recorded on the debt discount.

On or around November 10, 2009, Capersia sold its entire interest in the Note (as described below), which had an aggregate balance, not including any accrued and unpaid interest of $11,764 as of September 30, 2009, and as of the date of the note sale, each to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (“Seven Palm”) (50%).

As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note or otherwise convert such Note into shares of our common stock.

We had $51,465 of net cash used in operating activities for the nine months ended September 30, 2009, which included a net loss of $134,204 offset by a decrease in accrued liabilities of $65,571 and an impairment of oil and gas properties of $12,500.

We had $46,646 of net cash provided by financing activities for the nine months ended September 30, 2009, which was due to $46,646 of advances from related parties in connection with long term loans advanced to the Company by the Company’s officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans are described in greater detail above.

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) is to be held in trust until such time as Travel Engine has paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement (the “Additional Consideration”), as described in greater detail above.

Our business operations to date have been minimal, and until such time as we are able to develop the geothermal opportunities available to the Company, we anticipate such business operations remaining that way.

We currently rely on funds provided by Frank Jacobs, our officer and Director.  Mr. Jacobs previously committed to provide us funding, pursuant to his letter dated January 20, 2008, until the effectiveness of our Registration Statement and to provide us funds for costs and fees associated with our quotation on the Over-The-Counter Bulletin Board.  As both of these events have occurred, Mr. Jacobs no longer has any obligations to provide us funding.  Moving forward, we anticipate Mr. Jacobs, will continue to provide us funding in the future; however, there are no assurances that he will.

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

In the future, we may be required to seek additional capital by selling additional debt or equity securities, selling assets, if any, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact Velocity’s results of operations, financial position or cash flows.

Effective this quarter, Velocity implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Velocity’s financial position or results of operations. Velocity evaluated all events or transactions that occurred after September 30, 2009 until November 20, 2009. During this period, Velocity did not have any material recognizable subsequent events.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "Velocity" and words of similar meaning in these Risk Factors refer to the Company):

Risks Relating To Our Planned Business Operations

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN, WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We anticipate the need for approximately of $50,000 of additional funding moving forward to support our operations and continue our business plan.  Moving forward, we anticipate Frank Jacobs, our officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

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

WE HAVE AN OUTSTANDING CONVERTIBLE PROMISSORY NOTE, WHICH ALLOWS THE HOLDERS THEREOF TO CONVERT THE AMOUNT OF SUCH NOTE INTO A SIGNIFICANT NUMBER OF THE COMPANY’S OUTSTANDING SHARES OF COMMON STOCK.

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.   On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share, and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the Note (as described below) to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note or otherwise convert such Note into shares of our common stock. If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock, representing approximately 48% of the Company’s then outstanding common stock, of which ½ of such converted Note or 5,882,000 shares would each be held by Cascata and Seven Palm.

As such, in the event that Cascata or Seven Palm converts their portion of the Promissory Note and provides the Company one year and one day notice, or in the event the Company waives such notice (which it has previously done in connection with the conversion of $1,000 of the Promissory Note), Cascata or Seven Palm would own a significant amount of our securities and along with its prior ownership in the Company.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited financial statements, expressed a concern about our ability to continue as a going concern. We had a working capital deficit of $136,428 and had an accumulated deficit of $421,188 as of September 30, 2009.  For the nine months ended September 30, 2009, we had a net loss of $134,204, and we have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of November 17, 2009, we had 12,620,500 shares of common stock issued and outstanding and one share of Series A preferred stock issued and outstanding (although we have a pending subscription to purchase an aggregate of 1,000 shares of our Series A Preferred Stock, as described above). As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

TRAVEL ENGINE SOLUTIONS, LLC, BENEFICIALLY OWNS OUR OUTSTANDING SHARES OF SERIES A PREFERRED STOCK AND THEREFORE EXERCISES MAJORITY CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

On or around November 10, 2009, Travel Engine Solutions, LLC, which is beneficially owned by Matt Krieg and Konstantin Derenstein (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) is to be held in trust until such time as Travel Engine has paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement (the “Additional Consideration”).  In the event the Additional Consideration is not paid, other than because the Company failed to meet the Requirements (defined below), the Series A Preferred Share is to be redeemed for $100 and the Company is to retain the $50,000 initial payment as liquidated damages.  While held in trust, Travel Engine has the right to vote the Series A Preferred Share (which has the right to vote 51% of the Company’s outstanding voting securities).

Accordingly, Travel Engine will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current officers and Directors, or any other Director that Travel Engine may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2009 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2010, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, we agreed to issue 1,000,000 shares of common stock to Capersia Pte Ltd. (“Capersia”), in connection with the conversion by Capersia of $1,000 of the amount outstanding under a Promissory Note held by Capersia. We claim an exemption from registration offered by Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and we will take appropriate measures to restrict transfer.

In November 2009, in connection with the Subscription Agreement (described below), the Company agreed to issue one share of Series A Preferred Stock to Travel Engine (as defined below) in consideration for partial payment of $50,000 received in connection with the subscription for 1,000 shares of our Series A Preferred Stock for $175,0000.  We claim an exemption from registration offered by Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient will take the shares for investment and not resale and we will take appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) is to be held in trust until such time as Travel Engine has paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement (the “Additional Consideration”).  In the event the Additional Consideration is not paid, other than because the Company failed to meet the Requirements (defined below), the Series A Preferred Share is to be redeemed for $100 and the Company is to retain the $50,000 initial payment as liquidated damages.  While held in trust, Travel Engine has the right to vote the Series A Preferred Share (which has the right to vote 51% of the Company’s outstanding voting securities).

Additional “Requirements” which must be met prior to Travel Engine paying the Additional Consideration include that the Company shall have no liabilities, shall not be party to any litigation (threatened or pending), shall not have any convertible securities outstanding (other that a convertible note currently held by Capersia Pte. Ltd.), the Company shall have filed this Form 10-Q (the “Form 10-Q”), the Company shall not have indicated that it is a “shell company” in the Form-Q, the Company shall have obtained the resignation of its current officers and Directors (along with representations from such officers and Directors that no fees or other compensation are due to such officers and Directors), and Frank Jacobs, the Company’s current Director shall have entered into a lock-up agreement, approved by Travel Engine, pursuant to which Mr. Jacobs will agree not to sell any Company securities for a period of one (1) year.

Additionally, on or around November 10, 2009, Capersia Pte. Ltd. (“Capersia”) sold its entire interest in the Note (as described below) to Cascata Equity Management, Inc. (50%) and Seven Palm Investments, LLC. (50%).

Change in Control:

Travel Engine is beneficially owned by Matt Krieg and Konstantin Derenstein, and as a result of the entry into the Subscription Agreement and the transactions described above, Matt Krieg and Konstantin Derenstein obtained voting control over the Company.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Designations of Series A Preferred Stock

Exhibit 3.3(5)	Certificate of Designations of Series B Preferred Stock

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

Exhibit 10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.3(1)	Amendment to Acquisition & Participation Agreement

Exhibit 10.4(2)	Assignment of Membership Interests

Exhibit 10.5(2)	Assignment of Production Payment

Exhibit 10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.

Exhibit 10.7(+)(3)	Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX

Exhibit 10.8(2)	Amendment to Amended and Restated Participation Agreement

Exhibit 10.14(3)	Amended Promissory Note with Capersia

Exhibit 10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.17(4)	Assignment agreement with Ridgelake Energy, Inc.

Exhibit 10.18(6)	Second Amendment to Promissory Note with Capersia
Exhibit 10.19(6)	Third Amendment to Promissory Note with Capersia

Exhibit 99.1(3)	Letter From Frank Jacobs

Exhibit 31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as an exhibit to the Company’s Post Effective Form S-1 Registration Statement, filed with the Commission on October 28, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VELOCITY OIL & GAS, INC.

DATED: November 20, 2009	By: /s/ Edwargo Setjadiningrat
Edwargo Setjadiningrat
President (Principal Executive Officer)
And Principal Financial Officer