Form 10-K
period 2009-12-31
Generation Zero Group, Inc.
filed 2010-04-14
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-146405

GENERATION ZERO GROUP, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

VELOCITY OIL & GAS, INC.
(FORMER NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-5465816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

FIVE CONCOURSE PARKWAY
SUITE 2925
ATLANTA, GA 30328
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

1100 HAMMOND DRIVE
SUITE 410-A144
ATLANTA, GA 30328
(ADDRESS OF FORMER EXECUTIVE OFFICES)

(770) 392 4898 ext 2742
(REGISTRANT'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:

NONE.

Securities registered under Section 12(g) of the Exchange Act:

NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2009 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2009, was approximately $135,250.

As of April 13, 2010, the issuer had 126,205 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.
FORM 10-K
Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	30

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-K, unless another date is stated, are to December 31, 2009.

Available Information

The Company files annual, quarterly, current reports, and other information with the U.S. Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Report that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street, N.E., Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

Generation Zero Group, Inc. (“we,” the “Company,” and “us”) was formed as a Nevada corporation on May 16, 2006 under the name Velocity Oil & Gas, Inc.  The Company originally operated as a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include super majority voting rights as described in greater detail below under “Description of Capital Stock”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009.

On or around December 18, 2009, the Board of Directors of the Company increased the number of Directors of the Company from two (2) to three (3).  The Board also appointed Matthew Krieg, the beneficial owner of Travel Engine, as a Director of the Company to fill the vacancy left by the increase in Directors pursuant to the authority provided to the Board of Directors in the Company’s Bylaws (the “Appointment”).  Immediately following the Appointment, and effective December 18, 2009, Edwargo Setjadiningrat resigned as President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Frank Jacobs resigned as Secretary and Director of the Company.

The Board of Directors, then consisting of Mr. Krieg appointed Mr. Krieg as President, Chief Executive Officer, Chief Financial Officer, Treasurer and as Secretary of the Company, effective December 18, 2009.

On or around January 21, 2010, Matthew Krieg, the then sole Director of the Company and Mr. Krieg as the Manager and beneficial owner of Travel Engine Solutions, LLC (“Travel Engine”), our majority shareholder (holding 1,000 shares of the Company’s Series A Preferred Stock, which in aggregate votes 51% of the Company’s outstanding voting shares on any shareholder votes) approved via a consent to action without meeting of the sole Director and majority shareholder of the Company, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

The Certificate, the Stock Split, the Name Change, the Authorized Share Transactions and the Elections were effective with the Secretary of State of Nevada on February 12, 2010, and were effective with the Over-The-Counter Bulletin Board on March 8, 2010.

Unless otherwise noted, the effect of the Stock Split and Name Change has been retroactively reflected throughout this report.

Operations

We are a development stage company with limited operations, which has not generated any revenues to date, and does not anticipate being able to generate revenues until we can raise substantial additional capital.

Our wholly-owned subsidiary, South Marsh LLC, a Delaware limited liability company (“South Marsh”) previously held oil and gas exploration assets, which have since expired or have been relinquished. The financial crisis of 2008 and the subsequent collapse of the natural gas prices have made drilling in the Gulf of Mexico unattractive.

The Company is continuing its current business model, but also currently contemplating a change in business focus from oil and gas exploration activities to internet, technology and entertainment related businesses, however, as of the date of this filing, the Company has not undertaken any actions in connection with its contemplated internet, technology or entertainment related operations.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, management will try and delay additional increases in operating expenses and capital expenditures. We will need to raise additional capital and revenues to meet both short-term and long-term operating requirements.

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our Chief Executive Officer.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  Capersia had the right at any time prior to the date such Note was repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $10 per share.  The Note is payable on demand; however, Capersia agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.

On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share (which as described below was not affected by the reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock which after the reverse split was reduced to 10,000 shares of our common stock.

On or around November 10, 2009, Capersia sold its entire interest in the Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note or otherwise convert such Note into shares of our common stock.

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock, however, as described above, both Seven Palm and Cascata have agreed that neither of them will ever convert an amount of the Note such that after such conversion either party would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Note can never be used to effect a change of control by Cascata or Seven Palm.

EMPLOYEES

We currently have one executive employee who works for us on a part-time basis, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Matthew Krieg.  We currently have no plans to increase our number of employees, and do not plan on increasing our number of employees until we are able to obtain positive cash flows, funding permitting, of which there can be no assurance.

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

In the event we take steps in the future to change our business focus to internet, technology and/or entertainment related operations, we will compete with additional entities and competitors, who have greater resources than we do, and as such, we may be unable to compete with such competitors.

COSTS AND EFFECTS OF COMPLIANCE WITH GOVERNMENT REGULATIONS AND ENVIRONMENTAL LAWS

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will directly impact our future oil and gas exploration, development and production operations, if any, and consequently may impact our operations and costs moving forward. These regulations include, among others, (i) regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.  Since our current business is in exploration and we do not currently have any active oil and gas operations, we have not had any costs associated with the above regulations to date; however, assuming that we have any oil and gas operations in the future, of which there can be no assurance, we anticipate the costs required to comply with the regulations above will be substantial.  Furthermore, if we have any oil and gas operations in the future, and we are deemed not to be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our available cash and liquidity, and/or could force us to curtail or abandon our current business operations.

In the event our operations change in the future to exclusively internet, technology and entertainment, we do not anticipate having any significant costs associated with our compliance with government regulations or environmental laws.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

None.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "Generation Zero" and words of similar meaning in these Risk Factors refer to the Company):

Risks Relating To Our Planned Business Operations

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN, WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We anticipate the need for approximately $50,000 of additional funding moving forward to support our operations and continue our current oil exploration business plan for approximately the next 12 months unless a project is found that warrants oil and gas operations, at which time additional funds would be required to be raised by the Company to undertake such operations.  Moving forward, we anticipate Matthew Krieg, our officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.   If we are not able to raise the capital necessary to continue our business operations we may be forced to abandon or curtail our business plan and/or suspend our business activities.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING, SATISFY OBLIGATIONS AND/OR COMPLETE ACQUISITIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK OR OTHER SECURITIES.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or other securities. Additionally, moving forward, we may attempt to conduct acquisitions of other entities or assets using our common stock or other securities as payment for such acquisitions.  Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. These actions may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of the Company’s common stock.

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

We currently have a working capital deficit of $1,797 and a total accumulated deficit of $441,967, and as such we will need to raise substantial additional capital to continue our business operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

WE ARE CURRENTLY ACTIVELY PURSUING AN ACQUISITION AND/OR MERGER OPPORTUNITY AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been actively looking for acquisition or merger opportunities that will enhance our value and growth prospects.  Therefore, in the future, we may enter into a merger and/or acquisition with a separate company in the future, our majority shareholders may change and new shares of common or preferred stock could be issued resulting in substantial dilution to our then current shareholders. As a result, if there were  new majority shareholders, they will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

WE WILL FACE ADDITIONAL UNKNOWN RISKS AND UNCERTAINTIES IN THE EVENT WE CHOOSE TO EXPAND OR CHANGE OUR PRIMARY BUSINESS FOCUS TO INTERNET, TECHNOLOGY AND ENTERTAINMENT ACTIVITIES IN THE FUTURE.

In the event the Company chooses to expand or change its primary business focus away from oil and gas operations (which risks are described below) and instead focus on internet, technology and entertainment activities, we will face numerous unknown and uncertain risks associated with our ability to compete in this new market, pricing for our products and/or services, our ability to raise capital, and potential other risks associated with our operations.  If any of these unknown and/or uncertain risks were to occur, it would likely have a materially adverse effect on our operations, could cause the value of our securities to decline in value and/or become worthless, and could force us to curtail or abandon our business activities.

Risks Relating to Our Possible Oil and Gas Operations

BECAUSE OF THE SPECULATIVE NATURE OF OIL AND GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT WE WILL NOT FIND ANY COMMERCIALLY EXPLOITABLE OIL OR GAS AND THAT OUR BUSINESS WILL FAIL.

The search for commercial quantities of oil as a business is extremely risky. We cannot provide investors with any assurance that we will be able to obtain properties in the future and/or that any properties we obtain will contain commercially exploitable quantities of oil and/or gas, in the event we continue our oil and gas exploration activities.  Future exploration expenditures made by us, if any, may not result in the discovery of commercial quantities of oil and/or gas in any future properties we may acquire the rights to, and problems such as unusual or unexpected formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, in any properties we may acquire in the future, and/or we are unable to commercially extract such quantities we may find in any properties we may acquire in the future, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

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

THE PRICE OF OIL AND NATURAL GAS HAS HISTORICALLY BEEN VOLATILE AND IF IT WERE TO DECREASE SUBSTANTIALLY, OUR PROJECTIONS, BUDGETS, AND REVENUES, IF ANY, WOULD BE ADVERSELY EFFECTED.

Our future financial condition, results of operations, if any, and the carrying value of our future oil and natural gas properties, if any, depend primarily upon the prices we will receive for our oil and natural gas production, if any, in the future. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations will be highly dependent on the prices that we receive for any oil and natural gas we may produce in the future.

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

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices would not only reduce our revenue due to the sale of oil and gas, if any, but could reduce the amount of oil and natural gas that we can produce economically, if any, and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our future oil and natural gas properties, if any. If the oil and natural gas industry experiences significant price declines, we may be unable to make expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations in oil and gas exploration, which would cause the value of an investment in us to decline in value, or become worthless.

Risks Relating To The Company's Securities

WE CURRENTLY HAVE A SPORADIC, ILLIQUID, VOLATILE MARKET FOR OUR COMMON STOCK, AND THE MARKET FOR OUR COMMON STOCK MAY REMAIN SPORADIC, ILLIQUID, AND VOLATILE IN THE FUTURE.

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc.  Since this time, there has been a limited market for our common stock on the OTCBB that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in oil and gas industry or the Internet, technology or entertainment industries (in the event we choose to change our business focus);

(5)	the market for oil and gas;

(6)	the fact that our 1:100 reverse split of our common stock reduced the number of shares in our float, which may limit trading and liquidity until more shares become available , if ever; and

(7)	future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

WE HAVE AN OUTSTANDING CONVERTIBLE PROMISSORY NOTE, WHICH ALLOWS THE HOLDERS THEREOF TO CONVERT THE AMOUNT OF SUCH NOTE INTO A SIGNIFICANT NUMBER AND PERCENTAGE OF THE COMPANY’S OUTSTANDING SHARES OF COMMON STOCK.

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.   On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share (which was not affected by the 1:100 reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares on a pre-split basis, which after the reverse split equated to 10,000 shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the Note (as described below) to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note or otherwise convert such Note into shares of our common stock. If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock, however, each of Seven Palms and Cascata has agreed not to convert their respective interests in the Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited consolidated financial statements, expressed a concern about our ability to continue as a going concern. We had a working capital deficit of $1,797 and had an accumulated deficit of $441,967 as of December 31, 2009.  For the year ended December 31, 2009, we had a net loss of $154,983, and we have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of April 5, 2010, we had 126,205 shares of common stock issued and outstanding and 1,000 share of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

MATTHEW KRIEG, OUR SOLE OFFICER AND DIRECTOR, THROUGH TRAVEL ENGINE SOLUTIONS, LLC, BENEFICIALLY OWNS OUR OUTSTANDING SHARES OF SERIES A PREFERRED STOCK AND THEREFORE EXERCISES MAJORITY CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

On or around November 10, 2009, Travel Engine Solutions, LLC, which is beneficially owned by Matt Krieg (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”) for aggregate consideration of $175,000.  The Series A Shares provide the holder thereof super majority voting rights, allowing the holder thereof to vote 51% of the vote on any shareholder matters.  Accordingly, Travel Engine will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current officers and Directors, or any other Director that Travel Engine may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

ITEM 2. PROPERTIES.

Matthew Krieg, the Company’s sole officer and Director currently provides the Company the use of approximately 4,000 square feet of office space at 5 Concourse Parkway,  Suite 2925, Atlanta, Georgia 30328, free of charge.  Neither Mr. Krieg nor the Company currently have any immediate plans to change the arrangement regarding the use of this space.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Shares of our common stock are traded on the OTC Bulletin Board (OTC BB) under the symbol “GNZR.”  Prior to March 8, 2010, they were traded on the OTC BB under the symbol “VOIG.”  As of April 5, 2010, there were 126,205 shares of common stock outstanding, held by approximately 37 shareholders of record.  The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis since the Company was quoted by the OTC BB in June 2008. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.  Additionally, the high and low sales prices described below retroactively reflect the Company’s 1:100 reverse stock split effective with the Secretary of State of Nevada on February 12, 2010, and effective with the OTC BB Board on March 8, 2010.

Quarter Ended	High Bid	Low Bid

December 31, 2009	$7.00	$0.85
September 30, 2009	$2.40	$0.99
June 30, 2009	$4.00	$0.30
March 31, 2009	$10.00	$0.30

December 31, 2008	$10.00	$7.00
September 30, 2008	$300.00	$15.00
June 30, 2008	$1.00	$1.00

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

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of the date of this filing, we had 126,205 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors. Each outstanding share of common stock is, and all shares of common stock to be outstanding upon completion of this Offering will upon payment therefore be, duly and validly issued, fully paid and non-assessable.

Preferred Stock

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

One thousand shares of Series A Preferred Stock have been issued and are held by Travel Engine, which shares are beneficially owned by our sole officer and Director, Matthew Krieg.

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

The Series B Preferred Stock has a price of $250 per share and converts into the Company’s common stock on the basis of one share of Series B Preferred Stock for thirty shares of common stock.

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

Warrants

Our legal counsel, David M. Loev currently holds warrants to purchase 2,000 shares of our common stock at an exercise price of $10 per share, which warrants expire if unexercised on May 20, 2011, and contain a cashless exercise provision.

Each of the approximately 38 shareholders who purchased an aggregate of 6,105 Units in our offshore offering from September 2006 to August 2007, received one (1) three year Class A Warrant to purchase one (1) share of our common stock at an exercise price of $25 per share, and one (1) three year Class B Warrant to purchase one (1) share of our common stock at an exercise price of $50 per share, as well as one (1) share of common stock (each collectively a “Unit”).  An aggregate of 3,605 of the Class A Warrants and 3,605 of the Class B Warrants have expired unexercised as of the date of this Report.

RECENT SALES OF UNREGISTERED SECURITIES

In October 2009, we issued 1,000,000 pre-reverse split shares of common stock to Capersia Pte Ltd. (“Capersia”), in connection with the conversion by Capersia of $1,000 of the amount outstanding under a Promissory Note held by Capersia.  The conversion occurred prior to the 1:100 reverse split of our common stock, so the 1,000,000 shares were adjusted post issuance to 10,000 post reverse split shares.  We claim an exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our goal is to expand or build our business through a variety of efforts. We are considering ongoing offerings of securities under Private Placements, acquisitions, and joint ventures with other companies public and private and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).

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

We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our CEO; so, for example, we have not engaged, thus avoided the expenses, of formal officers like a separate Chief Financial Officer.  Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next quarter.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact Generation Zero’s results of operations, financial position or cash flows.

Effective this quarter, Generation Zero implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Generation Zero’s financial position or results of operations. Generation Zero evaluated all events or transactions that occurred after September 30, 2009 until November 20, 2009. During this period, Generation Zero did not have any material recognizable subsequent events.

RESULTS FROM OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

We did not generate any revenues for the year ended December 31, 2009, or for the year ended December 31, 2008.

We had general and administrative expenses of $134,015 for the year ended December 31, 2009, compared to general and administrative expenses of $145,890 for the year ended December 31, 2008, a decrease of $11,875 or 8.1% from the prior period.  The decrease in general and administrative expenses was mainly due to a decrease in director compensation from the prior period.

We had $12,500 of impairment of oil and gas properties for the year ended December 31, 2009, compared to $20,020 of impairment of oil and gas properties for the year ended December 31, 2008, which was due to the relinquishment of the Company’s interests in its oil and gas interests expiring.

We had $1,525 in depreciation expense for the year ended December 31, 2009 compared with depreciation expense of $1,353 for the year ended December 31, 2008.

We had total operating expenses and a total operating loss of $148,040 for the year ended December 31, 2009, compared to total operating expenses and a total operating loss of $167,263 for the year ended December 31, 2008, a decrease in total operating expenses and total operating loss of $19,233 or 11.5% from the prior period due to the reasons stated above.

We had interest expense of $6,943 for the year ended December 31, 2009, compared to interest expense of $1,210 for the year ended December 31, 2008, an increase in interest expense of $5,733, which increase in expense was in connection with interest on the loan received from Capersia, a shareholder of the Company.

We had a total net loss of $154,983 for the year ended December 31, 2009, compared to a total net loss of $168,473 for the year ended December 31, 2008, a decrease in net loss of $13,490 or 8.0% from the prior period, which was due to the $19,223 decrease in total operating expenses offset by the $5,733 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $8,040 as of December 31, 2009 consisting of property and equipment, net of accumulated depreciation of $3,345 and total current assets of $4,695, consisting of cash of $1,977 and prepaid expenses of $2,718.

We had total liabilities as of December 31, 2009 of $10,778, consisting of total current liabilities of $6,492; which included $190 of accounts payable, $1,302 of accrued liabilities and $5,000 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $4,286 of long-term note payable as described below, net of $7,478 of unamortized discount.

We had a working capital deficit of $1,797 and a total deficit accumulated during the development stage of $441,967 as of December 31, 2009.

We incurred a net loss of $154,983 for the year ended December 31, 2009, and had an accumulated deficit of $441,967 as of December 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia had the right at any time prior to the date such Note is repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $10 per share.

On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share (which as described below was not affected by the reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock which after the reverse split was reduced to 10,000 shares of our common stock.

On or around November 10, 2009, Capersia sold its entire interest in the Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note or otherwise convert such Note into shares of our common stock.

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock, however, as described above, both Seven Palm and Cascata have agreed that neither of them will ever convert an amount of the Note such that after such conversion either party would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Note can never be used to effect a change of control by Cascata or Seven Palm.

The modified note contains a beneficial conversion feature. We calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764. The discount is being amortized over the life of the loan using the effective interest rate method. During the year ended December 31, 2009, an aggregate of $5,286 of amortization was recorded on the debt discount.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days notice.

We had $110,953 of net cash used in operating activities for the year ended December 31, 2009, which included a net loss of $154,983 and a decrease in accrued liabilities of $31,758, offset by $65,000 of donated services and impairment of oil and gas properties of $12,500.

We had $107,214 of net cash provided by financing activities for the year ended December 31, 2009, which was due to $53,120 of advances from related parties in connection with loans advanced to the Company by the Company’s former officer and Director, Frank Jacobs and Jacobs Oil & Gas, Ltd., an entity controlled by Mr. Jacobs, which loans have since been satisfied in full, and $5,000 advanced by our current sole officer and Director, Matthew Krieg as of December 31, 2009, and $157,500 of proceeds from issuance of preferred stock, relating to funds received from the Company in connection with the sale of Series A Shares, described below, offset by $103,406 of repayment of related party debt.

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include super majority voting rights as described in greater detail below under “Description of Capital Stock”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officer, director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Generation Zero Group, Inc. (formerly Velocity Oil & Gas, Inc.)
(a development stage company)
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Generation Zero Group, Inc. (formerly Velocity Oil & Gas, Inc.) (a development stage company) and subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in stockholders' deficit for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 13, 2010

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$1,977	$5,716
Prepaid expenses	2,718	-
Total current assets	4,695	5,716

Property, plant and equipment, net of accumulated
depreciation of $4,108 and $2,583, respectively	3,345	4,870
Unproved oil and gas properties	-	12,500

TOTAL ASSETS	$8,040	$23,086

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$190	$4,788
Accounts payable – related party	-	13,357
Accrued liabilities	1,302	52,406
Short-term debt – related party	5,000	-
Total current liabilities	6,492	70,551

Long-term debt - related party	-	68,050
Notes payable, net of unamortized discounts of $7,478	4,286	-
Total liabilities	10,778	138,601

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; 1,000 issued and outstanding	1	-
Series B Preferred stock, $2.50 par value; 2,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 126,205 and 116,205 shares issued and
outstanding, respectively	126	116
Additional paid-in capital	439,102	171,353
Deficit accumulated during the development stage	(441,967)	(286,984)
Total stockholders' deficit	(2,738)	(115,515)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,040	$23,086

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			May 16, 2006
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2009	2008	2009
Operating expenses:
General and administrative	$134,015	$145,890	$396,922
Impairment of oil and gas properties	12,500	20,020	32,520
Depreciation	1,525	1,353	4,108
Total operating expenses	148,040	167,263	433,550

Operating loss	(148,040)	(167,263)	(433,550)

Interest expense	(6,943)	(1,210)	(8,417)

Net loss	$(154,983)	$(168,473)	$(441,967)

Basic and diluted
net loss per common share	$(1.29)	$(1.46)	N/A

Weighted average common shares
outstanding	119,849	115,678	N/A
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through December 31, 2009
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	$104	$46,946	$-	$46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of
related party debt		-	10,000	10	990	-	1,000
Debt discount from beneficial conversion
feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	$1	126,205	$126	$439,102	$(441,967)	$(2,738)

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			May 16, 2006
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(154,983)	$(168,473)	$(441,967)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	1,525	1,353	4,108
Amortization of debt discount	5,286	-	5,286
Debt issued for interest	-	-	264
Impairment of oil and gas properties	12,500	20,020	32,520
Stock issued for services	-	30,000	31,300
Warrant expense	-	-	19,119
Donated services	65,000	-	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	(2,718)	3,000	(2,718)
Accounts payable	(4,598)	(2,470)	(160)
Accounts payable – related party	(1,207)	1,207	-
Accrued liabilities	(31,758)	52,306	20,648
NET CASH USED IN OPERATING ACTIVITIES	(110,953)	(63,057)	(266,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,743)	(7,453)
Proceeds from sale of oil and gas properties	-	29,980	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	25,237	22,527

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	53,120	69,000	150,622
Repayments of related party debt	(103,406)	(26,750)	(133,122)
Proceeds from issuance of preferred stock, net of share
issuance costs	157,500	-	157,500
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	107,214	42,250	246,050

NET CHANGE IN CASH	(3,739)	4,430	1,977
Cash, beginning of period	5,716	1,286	-
Cash, end of period	$1,977	$5,716	$1,977

Cash paid for:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Acquisition of unproved property for payable	$-	$12,500
Common shares issued for conversion of shareholder loan	1,000	-
Debt discount from beneficial conversion feature	12,764	-

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Generation Zero Group, Inc. formerly Velocity Oil & Gas, Inc. (“Generation Zero” or the “Company”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company has operated as a start-up entity pursuing opportunities in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

The Company has continued its prior business, but is also looking at new opportunities to broaden the focus to include Internet based businesses or other businesses that will attempt to increase the value of the Company’s common stock.

Basis of Presentation. The consolidated financial statements of Generation Zero and its wholly-owned subsidiary, South Marsh LLC, have been prepared by Generation Zero and have been audited, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles.

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

Impairment of Long-Lived Assets. Generation Zero reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Generation Zero assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Income Taxes. Generation Zero recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Generation Zero provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Net Loss Per Share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted for potential dilutive securities on an "as if converted" basis, by the weighted average number of common shares outstanding. For the period from May 16, 2006 (inception) to December 31, 2009, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Share-Based Compensation. Shares issued as compensation to employees and outside consultants for services are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Recently Issued Accounting Pronouncements. Generation Zero does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Generation Zero’s results of operations, financial position or cash flow.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of FASB ASC 105 did not impact Generation Zero’s results of operations, financial position or cash flows.

Generation Zero implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Generation Zero’s financial position or results of operations.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $154,983 for the year ended December 31, 2009, and had an accumulated deficit of $441,967 as of December 31, 2009.  These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 – UNPROVED PROPERTIES

In December 2008, Generation Zero, through its ownership in South Marsh LLC, acquired a 40% working interest in South Marsh Island Block 138 which is located off the Louisiana coast in the Gulf of Mexico.  Generation Zero’s lease on this property expired on June 30, 2009 and the $12,500 book value of the property was written-off through impairment of oil and gas properties during the year ended December 31, 2009.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and December 31, 2008:

		December 31,
Description	Life	2009	2008
Computer equipment	3 years	$2,710	$2,710
Furniture and fixtures	5 years	4,743	4,743
Less: accumulated depreciation		(4,108)	(2,583)
		$3,345	$4,870

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero borrows from shareholders and Directors periodically.  The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice.  At December 31, 2009 and December 31, 2008, there was an outstanding balance of $5,000 and $55,286, respectively, due the shareholders and Directors.

Generation Zero borrowed $8,000 from a shareholder in June 2007. The note is due on demand with twelve months and one day’s notice and bears interest at 6% per annum. The loan was originally convertible into common shares at $0.10 per share. During 2007, the accrued interest of $264 was converted to debt and at December 31, 2008, the then outstanding balance on the note was $12,764. Generation Zero evaluated the original loan for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. Generation Zero determined the embedded conversion option in the original convertible note met the criteria for classification in stockholders’ equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for the note. Generation Zero then evaluated the original conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined none existed.

During August 2009, Generation Zero amended the conversion option of the above note whereby the conversion rate was changed from $0.10 to $0.001 per share (which conversion ratio was not affected by the 1:100 reverse stock split (see Note 9, below). Generation Zero evaluated the modification under FASB ASC 470-50 and determined the modification to be substantial and thus qualify as an extinguishment of debt. There was no change in the fair value of the modified debt, accordingly; no gain or loss on the extinguishment was recorded. Generation Zero evaluated the modified loan for derivative accounting consideration under FASB ASC 815-15 and FASB ASC 815-40. Generation Zero determined the embedded conversion option in the modified convertible note met the criteria for classification in stockholders’ equity under FASB ASC 815-15 and FASB ASC 815-40. Therefore, derivative accounting was not applicable for the note. Generation Zero then evaluated the modified conversion option under FASB ASC 470-20 for a beneficial conversion feature and determined the conversion option contained a beneficial conversion feature.

Generation Zero calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764.  The discount is being amortized over the life of the loan using the effective interest rate method. During the year ended December 31, 2009, an aggregate of $5,286 of amortization was recorded on the debt discount.

During August 2009, the holder of the modified note above elected to convert $1,000 of the loan to common stock. Generation Zero issued the note holder 1,000,000 common shares on a pre-split basis which totaled 10,000 shares post-reverse split. Generation Zero recorded amortization of $1,000 on the discount related to the portion of the note converted.

In November 2009, the holder sold this promissory note to two unrelated parties. As of December 31, 2009, the unpaid balance on the loan totaled $11,764 and is classified on the balance sheet as “Notes payable”. On April 13, 2010, the parties entered into acknowledgments whereby the Company acknowledged that the conversion price of the note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In December 2009, Generation Zero’s two Officers and Directors resigned. As part of their resignation, Generation Zero was forgiven of an aggregate of $96,496 of liabilities due to these related parties. $65,000 of the amount forgiven represented wages due to the Officers for services provided during 2009. These amounts were recorded as capital transactions in additional paid-in capital.

NOTE 6 – COMMON STOCK

During the year ended December 31, 2009, Generation Zero issued 1,000,000 pre-1:100 reverse split common shares for the conversion of $1,000 of the debt.  On a post-split basis these shares were adjusted to 10,000 shares.

During the year ended December 31, 2008, Generation Zero issued 3,000 shares valued at $30,000 for professional fees.

During the year ended December 31, 2007, Generation Zero sold 2,500 shares to investors in a private offering for $25,000 in cash.  In connection with the private offering, Generation Zero also granted the investors 2,500 Class A Warrants with an exercise price of $25 per share and a term of 3 years and 2,500 Class B Warrants with an exercise price of $50 per share and a term of 3 years.

During the year ended December 31, 2007, Generation Zero also issued 5,000 shares valued at $50,000 as a finder’s fee for the acquisition of unproved properties.

During the year ended December 31, 2007, 1,000 previously issued shares were cancelled.  The shares were originally issued for services at inception and valued at $100.  The cancellation resulted in a decrease to common stock and an increase to additional paid-in capital of $1.  The net effect on Generation Zero’s total equity was zero.

During the year ended December 31, 2007, Generation Zero issued 100 common shares for services valued at $1,000.

During the period from inception through December 31, 2006, Generation Zero issued 3,000 common shares for services valued at $300.

During the period from inception to December 31, 2006, Generation Zero issued 100,000 shares for $10,000 in cash.

During the period from inception to December 31, 2007, Generation Zero also sold 3,605 shares to several investors in a private offering for $36,050 in cash. In connection with the private offering, Generation Zero also granted the investors 3,605 Class A Warrants with an exercise price of $25 and a life of 3 years and 3,605 Class B Warrants with an exercise price of $50 and a life of 3 years. The common shares, Class A Warrants and Class B Warrants have relative fair values of $14,044, $11,443 and $10,563, respectively.

During the period from inception to December 31, 2006, Generation Zero also granted 2,000 warrants with an exercise price of $10 and life of 5 years to a third party for services rendered. These warrants were valued at $19,119 and recorded as warrant expense.

Variables used in the Black-Scholes option-pricing model to value the warrants include (1} risk-free interest rate of 4.96%, (2) expected remaining life is the actual life of the warrants, (3) expected volatility is 175%, and (4) zero expected dividends. Volatility is based on a basket of similar companies that trade in the U.S.

A summary of changes in outstanding warrants is as follows:
	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2006	9,210	$31.53
Granted	5,000	37.50
Canceled	-	-
Exercised	-	-
Outstanding as of December 31, 2007	14,210	33.63
Granted	-	-
Canceled	-	-
Exercised	-	-
Outstanding as of December 31, 2008	14,210	33.63
Granted	-	-
Canceled	7,210	37.50
Exercised	-	-
Outstanding as of December 31, 2009	7,000	$29.64

14,210 and 7,000 warrants were exercisable at December 31, 2008 and 2009, respectively with weighted average exercise prices of $33.63 and $29.64, respectively. The weighted average remaining life of the warrants outstanding at December 31, 2008 and 2009 was 1.23 and 0.73 years, respectively. The intrinsic value of the exercisable warrants at December 31, 2008 and 2009 was zero.

NOTE 7 – PREFERRED STOCK

Series A Preferred Stock

On March 2, 2009, Generation Zero’s Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series A Preferred Stock, which was filed with the Secretary of State of Nevada on June 10, 2009.

The Series A Preferred Stock has a par value of $0.001 per share and consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights.  The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote.

On November 11, 2009, all 1,000 shares were sold for $175,000 cash. A total of $17,500 of the issuance costs were incurred with the sale. This sale resulted in a change in control of Generation Zero.

Series B Preferred Stock

On May 5, 2009, Generation Zero’s Board of Directors unanimously agreed by a written consent to action without a meeting, to adopt a Certificate of Designations for the creation of a Series B preferred stock, which was filed with the Secretary of State of Nevada on June 11, 2009.

The Series B Preferred Stock has a par value of $2.50 per share and consists of two million (2,000,000) shares, each having no dividend rights, no liquidation preference, no voting right and no redemption rights.

NOTE 8 – INCOME TAXES

Generation Zero uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009, Generation Zero incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $366,456 at December 31, 2009, and will expire in the years ending December 31, 2026 through December 31, 2029. Due to the change in control described in Note 7, there is an annual limit, for tax purposes, on the net operating loss carry-forward that may be utilized.

	December 31,
	2009	2008
Deferred tax asset	124,595	71,901
Valuation allowance	(124,595)	(71,901)
Net deferred tax asset	-	-

NOTE 9 – SUBSEQUENT EVENTS

On February 12, 2010, Generation Zero implemented a 1 for 100 reverse stock split of the common stock. Pursuant to the reverse split, each 100 shares of common stock issued and outstanding as of the effective date was converted into 1 share of common stock. All share and per share data herein has been retroactively restated to reflect the reverse split. Generation Zero also changed its name from Velocity Oil and Gas, Inc., to Generation Zero Group, Inc.

Between February and March 2010, Generation Zero borrowed a total of $6,720 from a related party. The notes bear zero interest and are due on demand with 90 days notice.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of year end. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and were operating at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

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

Our management, including our chief executive officer/chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of year-end, our internal control over financial reporting is not effective due to lack of segregation of duties.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our director and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our officer and director is as follows:

Name	Age	Position
Matthew Krieg	39	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Matthew Krieg

Since November 2008, Mr. Krieg has been self-employed as a consultant in the online travel and ecommerce industry.  Mr. Krieg served as the president of nPorta, Inc., in Atlanta, Georgia, which provides software development and consulting to the travel industry, from July 2003 to October 2008.  From February 2005 to June 2006, Mr. Krieg served as the Vice President of Strategic Planning with OneTravel, Inc., in Atlanta, Georgia.  From September 2002 to May 2003, Mr. Krieg served as a Senior Financial Analyst with Leisure Industries in Las Vegas, Nevada.  From January 1999 to August 2002, Mr. Krieg served as Strategic Finance Manager to Eastern Airlines in Miami, Florida.

Mr. Krieg obtained his Bachelors degree from the University of Miami in Management in 1993 and his Masters degree from the University of Miami in Finance in 1999.

Our Director(s) are elected annually and will hold office until our next annual meeting of the shareholders and until his (their) successors are elected and qualified. Officer(s) will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Director(s) may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

Involvement In Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our Director or executive officer during the past five years.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee

Due to the Company's size, the Board of Directors does not have an Audit Committee.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors has evaluated the business of the Company and the number of employees and determined that since the Company is operated by one person, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Name & Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)	Other(1) Annual Compensation ($)	Total * Compensation ($)

Matthew Krieg(2)	2009	$--	--	--	$--
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Edwargo Setjadiningrat(3)	2009	$--	--	--	$--
Former President, Chief Executive Officer, Chief Financial Officer and Director

James Moses (4)	2009	$--	--	--	$--
Former President, CFO, Treasurer and Director	2008	$17,500	--	--	$17,500

Frank A. Jacobs (5)	2009	$--	--	--	--
Former CEO, CFO,	2008	$30,000	--	--	$30,000
Treasurer,	2007	$--	--	--	$--
Secretary and Director

* Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. Other than the individuals listed above, we had no executive employees or Directors during the years listed above. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.  As of the date of this report, none of our officers or Directors are a party to employment agreements with us.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

(1) No Executive Officer received any bonus, stock awards, options, non-equity incentive plan compensation, or nonqualified deferred compensation earnings since the Company was incorporated.

(2) Mr. Krieg was appointed as a Director of the Company, and as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary, effective December 18, 2009.

(3) Mr. Setjadiningrat was appointed as a Director of the Company and as the President, Chief Executive Officer and Chief Financial Officer of the Company effective June 5, 2009. Mr. Setjadiningrat resigned as the President, Chief Executive Officer, Chief Financial Officer and Director of the Company on December 18, 2009.

(4) On or about October 20, 2008, the Board of Directors of the Company appointed James Moses as President and Director of the Company effective September 15, 2008. The Company entered into a Retainer Agreement for Executive Services with Traction Consulting Pty Ltd, a company wholly-owned by our then sole director and President, Mr. James Moses on October 2, 2008 with an effective date of September 15, 2008. The agreement stipulated that Mr. Moses would be paid $5,000 per month or that payment would be accrued at the commencement of each month. Payment is prescribed to be in cash or shares as permitted by the Company’s cash position. On or around June 5, 2009, Mr. Moses resigned as an officer and Director of the Company.

(5) Mr. Jacobs served as our CEO, CFO, Treasurer and Director from inception to September 15, 2008 when he resigned as an officer and Director of the Company, and was appointed as Secretary and Director on or around June 5, 2009.  Mr. Jacobs resigned as Secretary and Director on or around December 18, 2009.

All individuals who served as our Directors during the last fiscal year also served as officers of the Company, and all such individuals are included in the Executive Compensation table provided above.  No officer of the Company received any separate or additional consideration for their services to the Board of Directors other than what they were paid as officers of the Company (if anything) during the last fiscal year.  As such, the table regarding Board Compensation has not been included in this filing as it would be duplicative of the information provided above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of April 5, 2010 and by our officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the address of our officers and Directors is our corporate address.

Name and Address of Beneficial Owner	Common Stock Shares Beneficially Owned (1)	Common Stock Percentage Beneficially Owned	Shares the Series A Preferred Stock Shares Are Able to Vote	Total Voting Percentage Beneficially Owned (2)
Matthew Krieg (3) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	-	0%	131,357	51%
Frank A. Jacobs 3500 Washington Ave, Suite 200 Houston, Texas 77007	41,300	32.7%	-	16.0%
Capersia Pte Ltd. 96A Club Street Singapore	11,500(4)	9.1%	-	4.5%
All officers and Directors as a group (one person)	-	0%	131,357	51%

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right. Based on 126,205 shares of common stock and 1,000 shares of Series A Preferred Stock issued and outstanding as of the date of this filing.

(2) Based on 257,562 voting shares, which number includes the 131,357 shares of common stock which the 1,000 outstanding shares of Series A Preferred Stock are able to vote (equal to 51% of the total voting shares eligible to vote on any shareholder matters) and the 126,205 shares of common stock issued and outstanding as of the date of this filing.

(3) Mr. Krieg owns a beneficial interest in the 1,000 shares of Series A Preferred Stock through his ownership and control over Travel Engine Solutions, LLC (“Travel Engine”).

(4) Travel Engine has agreed to purchase 1,000,000 of these shares on a pre-reverse split basis (adjusted to 10,000 shares post-reverse split) in a private transaction, which transaction has not closed to date, and which shares are therefore still beneficially owned by Capersia Pte. Ltd.

-----------------------------------

The table above does not include any shares of common stock issuable in connection with the conversion of the outstanding Promissory Note in the amount of $11,764, which is 50% owned by Cascata Equity Management, Inc. (“Cascata”) and 50% owned by Seven Palm Investments, LLC. (“Seven Palm”).  Pursuant to the terms of the Promissory Note, which is convertible into shares of the Company’s common stock at a conversion price of $0.001 per share. If the remaining approximately $11,764 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 11,764,000 shares of common stock.  However, each holder has agreed that they will not be able to convert their note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  Capersia had the right at any time prior to the date such Note was repaid to convert any or all of the outstanding principal amount of the Note into shares of the Company’s common stock at a conversion price of $10 per share.  The Note is payable on demand; however, Capersia agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.

On August 20, 2008, the Board of Directors of the Company appointed David G. Purdy as Secretary of the Company effective August 20, 2008.

On or about October 20, 2008, the Board of Directors of the Company appointed James Moses as President and Director of the Company effective September 15, 2008.

Also on or about October 20, 2008, the Board of Directors accepted the resignation of Frank A. Jacobs as officer and Director of the Company effective September 15, 2008.

On or around November 7, 2008, the Capersia Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On January 27, 2009, James Moses, a then officer of the Company, and as an officer of his consulting company, Traction Consulting, Pty, ratified and agreed to an offer to confirm his services as an officer including that he would receive a rate of $5,000 per month in cash or stock by the Company, by payment to his consulting company.

On February 28, 2009, David G. Purdy resigned as Secretary of the Company.

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

On or around August 20, 2009, we entered into an amendment to the Capersia Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share, and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock on a pre-reverse split basis, which was adjusted to 10,000 shares following the reverse stock split.

On or around November 10, 2009, Capersia sold its entire interest in the Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note or otherwise convert such Note into shares of our common stock.

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include super majority voting rights) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009.

On or around December 18, 2009, the Board of Directors of the Company increased the number of Directors of the Company from two (2) to three (3).  The Board also appointed Matthew Krieg, the beneficial owner of Travel Engine, as a Director of the Company to fill the vacancy left by the increase in Directors pursuant to the authority provided to the Board of Directors in the Company’s Bylaws (the “Appointment”).  Immediately following the Appointment, and effective December 18, 2009, Edwargo Setjadiningrat resigned as President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Frank Jacobs resigned as Secretary and Director of the Company.

The Board of Directors, then consisting of Mr. Krieg appointed Mr. Krieg as President, Chief Executive Officer, Chief Financial Officer, Treasurer and as Secretary of the Company, effective December 18, 2009.

The Company borrows from shareholders and Directors periodically.  At December 31, 2009 and December 31, 2008, there was an outstanding balance of $5,000 and $55,286, respectively, due the shareholders and Directors.

In December 2009, the Company’s two officers and Directors resigned. As part of their resignation, the Company was forgiven of an aggregate of $96,496 of liabilities due to these related parties. A total of $65,000 of the amount forgiven represented wages due to the former officers for services provided during 2009.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days notice.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors.  In connection with the approval of the transactions described above, the Board of Directors took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, the Board of Directors (consisting solely of Mr. Krieg) will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009: $17,000

2008: $21,000

AUDIT RELATED FEES

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph, if any:

2009: $0

2008: $0

TAX FEES

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was, if any:

2009: $0

2008: $0

ALL OTHER FEES

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported above was, if any:

2009: $0

2008: $0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Designations of Series A Preferred Stock

Exhibit 3.3(5)	Certificate of Designations of Series B Preferred Stock

Exhibit 3.5(7)	Certificate of Amendment to Articles of Incorporation

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

Exhibit 10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.3(1)	Amendment to Acquisition & Participation Agreement

Exhibit 10.4(2)	Assignment of Membership Interests

Exhibit 10.5(2)	Assignment of Production Payment

Exhibit 10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.

Exhibit 10.7(+)(3)	Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX

Exhibit 10.8(2)	Amendment to Amended and Restated Participation Agreement

Exhibit 10.14(3)	Amended Promissory Note with Capersia

Exhibit 10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.17(4)	Assignment agreement with Ridgelake Energy, Inc.

Exhibit 10.18(6)	Second Amendment to Promissory Note with Capersia

Exhibit 10.19(6)	Third Amendment to Promissory Note with Capersia

Exhibit 10.20*	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

Exhibit 10.21*	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

Exhibit 21*	Subsidiaries

Exhibit 31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1(3)	Letter From Frank Jacobs

*   Filed herewith.

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

(6) Filed as an exhibit to our Post-Effective Amended Form S-1 Registration Statement, filed with the Commission on October 28, 2009, and incorporated herein by reference.

(7) Filed as an exhibit to our Form 8-K filed with the Commission on March 5, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2010	By:	/s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director