Form 10-Q
period 2010-03-31
Generation Zero Group, Inc.
filed 2010-05-24
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(770) 392 4898 ext 2742
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

As of May 17, 2010, the issuer had 11,226,218 shares of common stock, $0.001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$47	$1,977
Prepaid expenses	-	2,718
Total current assets	47	4,695

Property, plant and equipment, net of accumulated
depreciation of $4,345 and $4,108, respectively	3,108	3,345

TOTAL ASSETS	$3,155	$8,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$8,649	$190
Accrued liabilities	1,479	1,302
Short-term debt – related party	11,783	5,000
Total current liabilities	21,911	6,492

Notes payable, net of unamortized discounts of $4,536 and $7,478, respectively	7,228	4,286
Total liabilities	29,139	10,778

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; 1,000 issued and outstanding	1	1
Series B Preferred stock, $2.50 par value; 2,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 126,205 and 126,205 shares issued and
outstanding, respectively	126	126
Additional paid-in capital	439,102	439,102
Deficit accumulated during the development stage	(465,213)	(441,967)
Total stockholders' deficit	(25,984)	(2,738)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,155	$8,040

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
 (Unaudited)

			May 16, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
Operating expenses:
General and administrative	$19,891	$36,897	$416,813
Impairment of oil and gas properties	-	-	32,520
Depreciation	237	381	4,345
Total operating expenses	20,128	37,278	453,678

Operating loss	(20,128)	(37,278)	(453,678)

Interest expense	(3,118)	(429)	(11,535)

Net loss	$(23,246)	$(37,707)	$(465,213)

Basic and diluted
net loss per common share	$(0.18)	$(0.32)	N/A

Weighted average common shares
outstanding	126,205	116,205	N/A
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 May 16, 2006 (Inception) Through March 31, 2010
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	$104	$45,946	$-	$46,050
Common shares issued for services	-	-	3,000	3	297	-	300
Warrants granted	-	-	-	-	19,119	-	19,119
Net loss	-	-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash	-	-	2,500	2	24,998	-	25,000
Common shares issued for services	-	-	100	-	1,000	-	1,000
Common shares issued as finder's fees	-	-	5,000	5	49,995	-	50,000
Cancellation of common shares	-	-	(1,000)	(1)	1	-	-
Net loss	-	-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007	-	-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services	-	-	3,000	3	29,997	-	30,000
Net loss	-	-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008	-	-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of
related party debt	-	-	10,000	10	990	-	1,000
Debt discount from beneficial conversion
feature	-	-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs	-	-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)
Net loss	-	-	-	-	-	(23,246)	(23,246)
Balances at March 31, 2010	1,000	$1	126,205	$126	$439,102	$(465,213)	$(25,984)

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			May 16, 2006
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,246)	$(37,707)	$(465,213)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	237	382	4,345
Amortization of debt discount	2,942	-	8,228
Debt issued for interest	-	-	264
Impairment of oil and gas properties	-	-	32,520
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	2,718	-	-
Accounts payable	8,459	2,677	8,299
Accrued liabilities	177	13,212	20,825
NET CASH USED IN OPERATING ACTIVITIES	(8,713)	(21,436)	(275,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Proceeds from sale of oil and gas properties	-	-	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	22,527

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	6,783	15,390	157,405
Bank overdraft	-	330	-
Repayments of related party debt	-	-	(133,122)
Proceeds from issuance of preferred stock, net of share
issuance costs	-	-	157,500
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,783	15,720	252,833

NET CHANGE IN CASH	(1,930)	(5,716)	47
Cash, beginning of period	1,977	5,716	-
Cash, end of period	$47	$-	$47

Cash paid for:
Interest	$-	$-
Income taxes	-	-
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
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

Basis of Presentation. The unaudited interim financial statements of Generation Zero and its wholly owned subsidiary, South Marsh LLC, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Generation Zero’s Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2009 as reported in the Form10K, have been omitted.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $23,246 for the quarter ended March 31, 2010, and has an accumulated deficit of $465,213 as of March 31, 2010.  These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

Generation Zero borrows from shareholders and Directors periodically.  The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice.  At March 31, 2010 and December 31, 2009, there was an outstanding balance of $11,783 and $5,000, respectively, due the shareholders and Directors.

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

Generation Zero calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764.  The discount is being amortized over the life of the loan using the effective interest rate method. During the three months ended March 31, 2010, an aggregate of $2,942 of amortization was recorded on the debt discount.

During August 2009, the holder of the modified note above elected to convert $1,000 of the loan to common stock. Generation Zero issued the note holder 10,000 common shares. Generation Zero recorded amortization of $1,000 on the discount related to the portion of the note converted.

In November 2009, the holder sold this promissory note to an unrelated party. As of March 31, 2010, the unpaid balance on the loan totaled $11,764 and is classified on the balance sheet as “Notes payable.”

NOTE 4 – COMMON STOCK

On February 12, 2010, Generation Zero implemented a 1 for 100 reverse stock split of the common stock. Pursuant to the reverse split, each 100 shares of common stock issued and outstanding as of the effective date was converted into 1 share of common stock. All share and per share data herein has been retroactively restated to reflect the reverse split.

NOTE 5 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share.  Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of March 31, 2010, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share.  Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of March 31, 2010, there were no shares of Series B preferred stock issued and outstanding.

NOTE 6 – SUBSEQUENT EVENTS

On April 9, 2010, Generation Zero borrowed a total of $3,000 from a related party. The note bears zero interest and is due on demand with 90 days notice.

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that power the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name. The purchase also included all service contracts related to the operations of the technology relating to www.Find.com, and other related domain names.  The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL.  The purchase price paid to Find.com Acquisition in consideration for the Find.com Assets was 10,000,000 shares of Generation Zero’s restricted common stock, representing 98.8% of the outstanding common stock of Generation Zero at the time of the purchase. Although these shares represent a majority of the common stock outstanding, Generation Zero’s sole Director and Officer holds super majority voting Series A preferred stock that retains voting control.

In April 2010, Generation Zero issued an aggregate 1,100,000 common shares for the conversion of $1,100 of convertible debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GENERATION ZERO GROUP, INC. (THE "COMPANY", "GENERATION ZERO", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2010.

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

Because of the Company’s history in pursuing oil and gas exploration opportunities, the Company has been receptive to opportunities that may arise in that industry, but the Company has not aggressively looked for opportunities in the oil and gas industry, as financing was not readily available and no attractive opportunities have come to the Company’s attention.  The Company has decided to pursue activities in  Internet, technology and entertainment related businesses, and has closed on an acquisition of certain technologies and other proprietary information described below.  The Company believes that this acquisition will allow it to generate revenues and income in the future, and will require a limited capital investment, as opposed to the oil and gas exploration industry, which requires significant capital prior to generating any revenue in most cases.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

In connection with our business plan, management will try and delay additional increases in operating expenses and capital expenditures.  We will attempt to employ the recently acquired technology and other assets as quickly as possible, however, the profitability or success of these operations is currently unknown.  Accordingly, it is likely the Company will need additional capital and revenues to meet both short-term and long-term operating requirements.

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

On or around November 10, 2009, Capersia sold its entire interest in the Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note.

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

In May 2010, an aggregate of $550 of the Note (described above) was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

If the remaining approximately $10,664 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 10,664,000 shares of common stock, however, as described above, both Seven Palm and Cascata have agreed that neither of them will ever convert an amount of the Note such that after such conversion either party would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Note can never be used to effect a change of control by Cascata or Seven Palm.

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Find.com Acquisition, Inc., a Delaware corporation (“Find.com Acquisition”).  Pursuant to the Purchase Agreement, we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith, including technical documentation, source code, and files (collectively the “Technology Assets”).  The Technology Assets also include all service contracts related to the operations of the technology and certain unrelated domain names.  The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL.  The purchase price paid to Find.com Acquisition in consideration for the Technology Assets was 10,000,000 shares of our restricted common stock, representing 98.8% of our then outstanding common stock, however, because Matthew Krieg, our sole officer and Director holds all of the outstanding shares of our Series A Preferred Stock, he retained super majority voting control over the Company.

Description of the Technology Assets:

The Technology Assets described above are comprised primarily of the technology that powers the www.Find.com website.  www.Find.com is a URL that the Company believes has tremendous attributes as a domain name for purposes of search engine maximization and marketing, and although the URL was not part of the purchase of the Technology Assets, which purchase is expected in the near future, the Company hopes to partner with the owners of the www.Find.com URL in the future, of which there can be no assurance. Find.com is currently committed to the Technology Assets and has no plans to, and has had no discussions to negatively impact the connection between Find.com and the Technology Assets.  Four letter URL’s that spell an easy to understand word are all privately owned or reserved.  Short URL’s are preferable for marketing purposes as they are easier to remember and in the case of Find.com, the URL sends a clear message as to what the website is about so it should be easier to brand.

We believe that the Find.com URL name lends itself to being a search engine as people generally use search engines to “find” information.  The Company understands that Google and other large players such as Bing and Ask.com are dominant in the search space.  The Company has no intention or belief that it will overtake or even compete with these large players.

The Company intends to partner through a revenue sharing agreement with the owners of Find.com whose plan is to generate revenues through revenue sharing arrangements with other search engines and through lead generation agreements with various businesses and selling direct products and services.  Find.com’s plan is dependent upon the Company’s Technology Assets.  The Company expects to develop certain verticals within Find.com and other websites and create revenue sharing opportunities, subject to the parties finalizing a revenue sharing agreement, and Find.com agreeing to let us use their URL, of which there can be no assurance.

The Company’s strategy is to use and improve the Find.com technology acquired in the acquisition and work to maximize the revenues in partnership with the owner of the Find.com website through marketing and providing information, products and services that create revenue sharing opportunities for the Company.  Previously, www.Find.com and the Technology Assets have not generated significant revenues, but we believe that the technology that has been developed has proven to work effectively.  Through continued use, the Company hopes to build a revenue base from revenue sharing, licensing, and by using the Technology Assets in connection with other websites it hopes to acquire and market in the future, funding and opportunities permitting.

The Company is currently in negotiations in connection with several revenue sharing opportunities with Find.com and other URLs to hopefully generate license fee revenue, marketing and lead generation revenue sharing, and the development of certain verticals that the Company plans to market directly or through other websites such as Find.com in the future.

We believe that the Technology Assets have many proprietary qualities that make them effective for online marketing and that the Technology Assets are versatile so they can be used for other websites and related applications.  Our Chief Executive Officer, Matthew Krieg has significant experience in online travel and other Internet based businesses and his experience and training should be beneficial to the Company and allow it to move forward with this new strategy without having to add employees before revenues are achieved.

The Company has developed a relationship with the owners of www.Find.com and is confident it will be able to negotiate favorable revenue sharing opportunities.  The Company views Find.com as having significant revenue producing capability and that this potential will be more easily achieved by continued use of the Technology Assets, of which there can be no assurance.

Plan of Operation

Our goal is to expand or build our business through a variety of efforts surrounding the use of the Technology Assets to build revenue generating activities.  We are considering ongoing offerings of securities under Private Placements, acquisitions, and joint ventures with other public and private companies and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).

Existing working capital, further loan advances and possible debt instruments, further private placements, monetization of existing assets and anticipated cash flow are being considered.  We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

We did not generate any revenues for the three months ended March 31, 2010, or for the three months ended March 31, 2009.

We had general and administrative expenses of $19,891 for the three months ended March 31, 2010, compared to general and administrative expenses of $36,897 for the three months ended March 31, 2009, a decrease of $17,006 or 46.1% from the prior period.  The decrease in general and administrative expenses was mainly due to a decrease in legal fees, accounting fees and wages.

We had $237 in depreciation expense for the three months ended March 31, 2010 compared with depreciation expense of $381 for the three months ended March 31, 2009.

We had total operating expenses and a total operating loss of $20,128 for the three months ended March 31, 2010, compared to total operating expenses and a total operating loss of $37,278 for the three months ended March 31, 2009, a decrease in total operating expenses and total operating loss of $17,150 or 46.0% from the prior period.

We had interest expense of $3,118 for the three months ended March 31, 2010, compared to interest expense of $429 for the three months ended March 31, 2009, an increase in interest expense of $2,689, which increase in interest expense was in connection with interest on the outstanding Note, described below, and which increase was due to the amortization of the debt discount as a result of the beneficial conversion feature during the three months ended March 31, 2010.

We had a net loss of $23,246 for the three months ended March 31, 2010, compared to a net loss of $37,707 for the three months ended March 31, 2009, an increase in net loss of $14,461 or 38.4% from the prior period, which was mainly due to the $17,006 or 46.1% decrease in total operating expenses offset by the $2,689 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,155 as of March 31, 2010 consisting of property and equipment, net of accumulated depreciation of $3,108 and total current assets of $47, consisting of cash of $47.

We had total liabilities as of March 31, 2010 of $29,139, consisting of total current liabilities of $21,911; which included $8,649 of accounts payable, $1,479 of accrued liabilities and $11,783 of accounts payable to related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $7,228 of long-term note payable as described below, net of $4,536 of unamortized discount.

We had a working capital deficit of $21,864 and a total deficit accumulated during the development stage of $465,213 as of March 31, 2010.

We incurred a net loss of $23,246 for the year ended March 31, 2010, and had an accumulated deficit of $465,213 as of March 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

On or around November 10, 2009, Capersia sold its entire interest in the Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note.

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

In May 2010, an aggregate of $550 of the Note (described above) was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock (1,100,000 shares in total) in connection with such conversions.

If the remaining approximately $10,664 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 10,664,000 shares of common stock, however, as described above, both Seven Palm and Cascata have agreed that neither of them will ever convert an amount of the Note such that after such conversion either party would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Note can never be used to effect a change of control by Cascata or Seven Palm.

The modified note contains a beneficial conversion feature. We calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764. The discount is being amortized over the life of the loan using the effective interest rate method. During the three months ended March 31, 2010, an aggregate of $2,942 of amortization was recorded on the debt discount.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. Subsequent to March 31, 2010, the Company borrowed an additional $3,000 from Mr. Krieg.  The amount loaned bears zero interest and is due on demand with 90 days notice.

We had $8,713 of net cash used in operating activities for the three months ended March 31, 2010, which mainly included a net loss of $23,246 offset by $8,459 of accounts payable, $2,942 of amortization of debt instrument, and a decrease of $2,718 of prepaid expenses and other liabilities.

We had $6,783 of net cash provided by financing activities for the three months ended March 31, 2010, which was due to $6,783 advanced by our current sole officer and Director, Matthew Krieg as of March 31, 2010.

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include super majority voting rights as described in greater detail below under “Description of Capital Stock”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009.  All of the funds raised in connection with the sale of the Series A Shares was used to repay related party liabilities (which related parties are no longer related to the Company) and outstanding debts of the Company, and as such the Company did not use any of such funds for working capital purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirmed that there was no change in our internal control over financial reporting during the year ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate the need for approximately $75,000 of additional funding moving forward to support our operations for approximately the next 12 months.  Moving forward, we anticipate Matthew Krieg, our officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

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

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

We had a working capital deficit of $21,864 and a total accumulated deficit of $465,213 as of March 31, 2010, and as such we will need to raise substantial additional capital to continue our business operations.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

Risks Relating to the Company’s Acquisition of the Technology Assets

The acquisition of the Technology Assets (as described above) only occurred in April 2010, and the results of operations associated with such assets and value of such assets are not currently included on our balance sheet as of March 31, 2010.  The description of the risks set forth below include some of the risks which the Technology Assets will be subject to.

THE TECHNOLOGY ASSETS HAVE  NOT PRODUCED SIGNIFICANT REVENUE TO DATE.

Currently, the Technology Assets do not have a history of producing revenue in connection with Find.com or any other website and although the Company is optimistic about the potential, there is no assurance that the Company will be successful in its endeavors to license or produce revenue sharing opportunities with the technology.  As such, we may never generate significant revenue and our securities may decline in value or become worthless.

WE FACE SIGNIFICANT COMPETITION FROM MICROSOFT, YAHOO, GOOGLE AND OTHER INTERNET SEARCH PROVIDERS.

Although the Company does not intend to utilize the Technology Assets in a manner to compete with established search engine websites, the Company acknowledges that we face competition in every aspect of our business, and particularly from other companies that seek to connect people with information through providing relevant search results. The main competitors in the search engine space include, but are not limited to Microsoft Corporation, Yahoo! Inc. and Google, Inc.  All of those companies have more employees, more resources, better brand recognition, and longer operating histories than we do. Although it is not the Company’s intent to operate websites that compete with these established brands, we may be unable to compete with these and other websites in the efforts to draw Internet traffic to the websites the Company plans to power through the use of the Technology Assets in the future, which could force us to curtail our business plan or operations, which would ultimately cause the value of our securities to decline in value or become worthless.

NEW TECHNOLOGIES COULD BLOCK THE MANNER IN WHICH THE TECHNOLOGY ASSETS WORK, WHICH WOULD HARM OUR BUSINESS.

Technologies may be developed that can interfere with the manner or design of the Technology Assets in terms of search engine optimization or other attributes.  If the Company does not have the resources both financial and technical to revise and upgrade the Technology Assets it would adversely affect our operating results and ability to generate future revenues.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Our intellectual property rights are important assets for us, however we do not currently have any patents, trademarks or other registrations on the Technology Assets. The efforts we have taken and/or may take in the future to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

While we may seek to obtain patent protection for our innovations in the future, it is possible we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

WE ARE, AND MAY IN THE FUTURE BE, SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to others.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

PRIVACY CONCERNS RELATING TO ELEMENTS OF OUR TECHNOLOGY COULD DAMAGE OUR REPUTATION AND DETER CURRENT AND POTENTIAL USERS FROM USING OUR PRODUCTS AND SERVICES.

From time to time, concerns may be expressed about whether our Technology Assets compromise the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

MORE INDIVIDUALS ARE USING NON-PC DEVICES TO ACCESS THE INTERNET, AND OUR TECHNOLOGY MAY NOT BE WIDELY ADOPTED BY USERS OF THESE DEVICES.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of the Technology Assets through such devices difficult. If the Technology Assets do not perform well for these non-PC devices and a suitable enhancement to the Technology Assets is not made, we may greatly limit the marketability of the Technology Assets to this increasingly important non-PC device portion of the market for online services.

WE MAY RELY ON INSURANCE IN THE FUTURE TO MITIGATE SOME RISKS AND, TO THE EXTENT THE COST OF INSURANCE INCREASES OR WE ARE UNABLE OR CHOOSE NOT TO MAINTAIN SUFFICIENT INSURANCE TO MITIGATE THE RISKS FACING OUR BUSINESS, OUR OPERATING RESULTS MAY BE DIMINISHED.

We currently plan to contract for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. In addition, we may choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE IN OUR RAPIDLY EVOLVING INDUSTRY.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our Technology Assets for these changing demands.

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

Risks Relating To The Company's Securities

WE RECENTLY BECAME AWARE OF THE FACT THAT THE COMPANY IS SUBJECT TO A CEASE TRADE ORDER IN BRITISH COLUMBIA AND FACES RISKS ASSOCIATED WITH SUCH ORDER.

In April 2010, we became aware of the fact that the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) against the Company’s securities under the British Columbia Securities Act in January 2009, which required that all trading of the Company’s securities in British Columbia, Canada, be ceased, for alleged failures by us and a former officer to comply with British Columbia’s reporting and filing obligations.  The Company’s current officer and Director, Matthew Krieg, did not become aware of the January 2009 order until April 2010, and is currently taking steps to determine the Company’s obligations and next steps in order to remove the Order.  The actions taken by the BCSC are based on the Company’s nexus or connections to British Columbia.  We have had discussions with the BCSC to determine the requirements of the Company with respect to the Order since the current management and controlling ownership: (i) currently has and never had any connections or nexus of any kind to British Columbia; and (ii) first became aware of the Order or any matters involving the BCSC in April 2010.  Additionally, it appears based on the Company’s preliminary analysis that the prior management and ownership may have severed its connections to British Columbia, and that the Order may therefore not apply to the Company’s relevant activities.  The Company is preparing certain information for submission to the BCSC in an effort to bring all matters related to the BCSC to a close.  The consequences of violating an order similar to the Order range from inconsequential to extreme and punitive.  The Company’s good faith belief is that the effect of the Order will be minimal other than that resources will be expended in order to correspond and comply with any final BCSC requirements such as making duplicate filings of the Company’s public filings with the BCSC in addition to those previously filed with the SEC.  The Company will object to and vigorously oppose any consequences that the BCSC attempts to impose that the Company views as prohibitive and excessive based on the items set forth above.  Although the Company believes the matters with the BCSC will be resolved in a favorable manner, the fact that the BCSC has issued the Order or any resolution arising out of the Order, may cause us to expend significant resources in connection with resolutions of the Order and/or may have a negative effect on our securities which may cause them to decline in value or become worthless as a result thereof.

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

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc.  Since this time, there has been a limited market for our common stock on the OTCBB that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in the Internet, technology or entertainment industries;

(5)	the market for Internet based technologies and web search engines;

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

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Note”).  The Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.   On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, we entered into an amendment to the Note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share (which was not affected by the 1:100 reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares on a pre-split basis, which after the reverse split equated to 10,000 shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the Note (as described below) to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Note.. In May 2010 an aggregate of $550 of the Note was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.   If the remaining approximately $10,664 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 10,664,000 shares of common stock, however, each of Seven Palms and Cascata has agreed not to convert their respective interests in the Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited consolidated financial statements for the fiscal year ended December 31, 2010, expressed a concern about our ability to continue as a going concern. We had a working capital deficit of $21,864 and had an accumulated deficit of $465,213 as of March 31, 2010.  For the quarter ended March 31, 2010, we had a net loss of $23,246 and for the year ended December 31, 2009, we had a net loss of $154,983, and we have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of May 17, 2010, we had 11,226,218 shares of common stock issued and outstanding and 1,000 share of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Find.com Acquisition, Inc., a Delaware corporation (“Find.com Acquisition”).  Pursuant to the Purchase Agreement, we purchased all of Find.com Acquisition’s interest in and ownership of the technology assets associated with the operations of the  www.Find.com website and all intellectual property rights associated with said technology, including technical documentation, source code, and files (collectively the “Technology Assets”).  The Technology Assets also included all service contracts related to the technology and certain other unrelated domain names.  The purchase did not include any liabilities of Find.com Acquisition or the rights to the Find.com URL.  The purchase price paid to Find.com Acquisition in consideration for the Find.com Assets was 10,000,000 shares of our restricted common stock, representing 98.8% of our then outstanding common stock, however, because Matthew Krieg, our sole officer and Director holds all of the outstanding shares of our Series A Preferred Stock, he retained super majority voting control over the Company.

In May 2010, an aggregate of $550 of the Note (described above) was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

We claim an exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

In April 2010, we became aware of the fact that the British Columbia Securities Commission issued a Cease Trade Order (the “Order”) against the Company’s securities under the British Columbia Securities Act in January 2009, which required that all trading of the Company’s securities in British Columbia, Canada, be ceased, for alleged failures by us and our then officer and Director, Frank Jacobs to comply with British Columbia’s reporting and filing obligations.  The Company’s current officer and Director, Matthew Krieg, did not become aware of the January 2009 order until April 2010, and is currently taking steps to determine the Company’s obligations and next steps in order to remove the Order.  For additional risks regarding the Order, please see the risk factor entitled “We Recently Became Aware Of The Fact That The Company Is Subject To A Cease Trade Order In British Columbia And Face Risks Associated With Such Order“, above.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(5)	Certificate of Designations of Series A Preferred Stock

Exhibit 3.3(5)	Certificate of Designations of Series B Preferred Stock

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

Exhibit 10.2(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.3(1)	Amendment to Acquisition & Participation Agreement

Exhibit 10.4(2)	Assignment of Membership Interests

Exhibit 10.5(2)	Assignment of Production Payment

Exhibit 10.6(2)	Purchase and Sale Agreement By and Between Entek USA Inc. and Velocity Oil & Gas, Inc.

Exhibit 10.7(+)(3)	Amended and Restated Participation Agreement between South Marsh, Ridgelake and GulfX

Exhibit 10.8(2)	Amendment to Amended and Restated Participation Agreement

Exhibit 10.14(3)	Amended Promissory Note with Capersia

Exhibit 10.15(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.16(3)	Letter Agreement Regarding Terms of Jacobs Oil & Gas, Inc. Advances

Exhibit 10.17(4)	Assignment agreement with Ridgelake Energy, Inc.

Exhibit 10.18(6)	Second Amendment to Promissory Note with Capersia
Exhibit 10.19(6)	Third Amendment to Promissory Note with Capersia

Exhibit 10.20(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

Exhibit 10.21(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

Exhibit 10.22*	Asset Purchase Agreement with Find.com Acquisition, Inc.

Exhibit 99.1(3)	Letter From Frank Jacobs

Exhibit 31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to the Company’s Form 10-K Registration Statement, filed with the Commission on April 13, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION ZERO GROUP, INC.

Dated: May 24, 2010	By: /s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director