Form 10-Q
period 2010-06-30
Generation Zero Group, Inc.
filed 2010-09-17
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of September 17, the issuer had 26,214,772 shares of common stock, $0.001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$-	$1,977
Prepaid expenses	-	2,718
Total current assets	-	4,695

Property, plant and equipment, net of accumulated
depreciation of $0 and $4,108	-	3,345
Intangible assets	5,300,000	-

TOTAL ASSETS	$5,300,000	$8,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$14,300	$190
Bank overdraft	8	-
Accrued liabilities	1,656	1,302
Notes payable, net of discount of $2,458,400	668,869	-
Short-term debt – related party	110,209	5,000
Total current liabilities	795,042	6,492

Convertible notes payable, net of unamortized discounts of $1,374 and $7,478, respectively	9,290	4,286
Total liabilities	804,332	10,778

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; 1,000 issued and outstanding	1	1
Common stock, $0.001 par value; 100,000,000 shares
authorized; 26,214,772 and 126,205 shares issued and
outstanding, respectively	26,215	126
Additional paid-in capital	4,981,024	439,102
Deficit accumulated during the development stage	(511,572)	(441,967)
Total stockholders’ deficit	4,495,668	(2,738)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,300,000	$8,040

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

	Three months ended		Six months		May 16, 2006 (Inception)
	June 30,	June 30,	June 30,	June 30,	Through
	2010	2009	2010	2009	June 30, 2010
Operating expenses:
General and administrative	$39,912	$39,596	$59,803	$76,493	$456,726
Impairment of oil and gas properties		12,500		12,500	32,520
Depreciation	80	381	317	762	4,424
Total operating expenses	39,992	52,477	60,120	89,755	493,670

Operating loss	(39,992)	(52,477)	(60,120)	(89,755)	(493, 670)

Loss on disposal of fixed assets	(3,028)	-	(3,028)	-	(3,028)
Interest expense	(3,340)	(403)	(6,457)	(832)	(14,874)

Net income (loss)	$(46,360)	$(52,880)	$(69,605)	$(90,587)	$(511,572)

Basic and diluted
net income (loss) per share	(0.01)	(0.00)	(0.02)	(0.01)

Weighted average common shares
outstanding	7,871,761	116,205	3,998,983	116,205

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDES’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through June 30, 2010

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	$104	$45,946	$-	$46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of
related party debt		-	10,000	10	990	-	1,000
Debt discount from beneficial conversion
feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)

Common shares issued for conversion of
related party debt			1,100,000	1,100			1,100
Common shares issued to acquire
intangible assets			24,988,567	24,989	4,541,922		4,566,911

Net loss						(69,605)	(69,605)
Balances at June 30, 2010	1,000	$1	26,214,772	$26,215	$4,981,024	$(511,572)	$4,495,668
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 16, 2006
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,605)	$(90,587)	$(511,572)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	317	763	4,425
Amortization of debt discount	6,104	-	11,390
Loss on abandonment of fixed assets	3,028	-	3,028
Debt issued for interest	-	-	264
Impairment of oil and gas properties	-	12,500	32,520
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	2,718	-	-
Accounts payable	14,110	1,283	13,950
Accounts payable – related party	-	-	-
Bank draft	8		8
Accrued liabilities	354	35,379	21,002
NET CASH USED IN OPERATING ACTIVITIES	(42,966)	(40,662)	(309,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Purchase of intangible assets	(64,220)		(64,220)
Proceeds from sale of oil and gas properties	-	-	29,980
NET CASH USED BY INVESTING ACTIVITIES	(64,220)	-	(41,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	105,209	35,406	255,831
Repayments of related party debt	-	-	(133,122)
Proceeds from issuance of preferred stock, net of share
issuance costs	-	-	157,500
Proceeds from issuance of common stock		-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,209	35,406	351,259

NET CHANGE IN CASH	(1,977)	(5,256)	-
Cash, beginning of period	1,977	5,716	-
Cash, end of period	$-	$460	$-

Cash paid for:
Interest	$-	$-	-
Income taxes	-	-	-

Noncash investing and financing activities:
Common shares issued upon conversion of shareholder loan	$1,100	-	-
Common shares issued for acquisition of intangible assets	4,566,911	-	-
Notes payable issued for acquisition of intangible assets	668,869	-	-

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

Intangible Assets. Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or more frequently if an event or circumstance indicates that impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized.

Recently Issued Accounting Pronouncements. Generation Zero does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Generation Zero’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $69,605 for the six months ended June 30, 2010, and has an accumulated deficit of $511,572 as of June 30, 2010.  These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 – INTANGIBLE ASSETS

The intangible assets all relate to the URL www.Find.com and the related underlying technology driving the website.  These intangibles are deemed to have an indefinite life.  During the quarter ended June 30, 2010, Generation Zero entered into three separate agreements to acquire two specific intangible assets.  Specifically:

www.Find.com Technology

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that power the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name. The purchase also included all service contracts related to the operations of the technology relating to www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition Inc or the Find.com URL. The purchase price paid to Find.com Acquisition, Inc. in consideration for the technology was 10,000,000 shares of Generation Zero’s restricted common stock, representing 98.8% of the outstanding common stock of Generation Zero at the time of the purchase. Although these shares represent a majority of the common stock outstanding, Generation Zero’s sole Director and Officer holds super majority voting Series A preferred stock that retains voting control.  The asset (and stock consideration given) was valued at $1.3 million based upon a valuation report prepared by a third party valuation specialist.

www.Find.com URL (“URL”)

On June 30, 2010, Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company.  Find.com URL Holding, LLC owns 100% of the URL known as www.find.com, which is the only asset or liability of the Company.  The purchase price to the members in consideration for their membership interest was a total of 988,567 shares of restricted common stock plus notes in the aggregate principal of $3,071,488 (of which $49,219 was paid at closing in cash by Generation Zero). This share exchange resulted in Generation Zero obtaining over 99% of the ownership interest in URL Holding, LLC as of June 30, 2010 and the remaining interest was acquired subsequent to June 30, 2010. Also on June 30, 2010, and concurrent with this acquisition,  Generation Zero entered into an Asset Purchase Agreement with Scientigo, Inc. (“Scientigo”) to acquire an option held by Scientigo that allowed the holder to purchase a 40% ownership interest in URL Holdings, LLC.  The purchase price paid to Scientigo in consideration for the Option was 14,000,000 shares of restricted common stock plus $15,000 in cash, a delayed payment of $50,000 and a note payable for $55,000.  The delayed payment has no interest component and is due July 30, 2010.  The note is payable July 30, 2010 and bears a total interest expense of $50.  Generation Zero has included the consideration for the option acquisition to be part of the cost of acquiring 100% of the intangible asset.  The URL was valued at $4.0 million based upon a valuation report prepared by a third party valuation specialist.  The Company allocated this value to the consideration received based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based off the quoted market price of the stock on June 30, 2010.

NOTE 4 – NOTES PAYABLE

As of June 30, 2010, notes payable (short term) consists of:

1)
$3,071,488 notes payable issued in conjunction with the acquisition of the URL www.find.com.  As at June 30, 2010, the gross balance on these notes is $3,022,269, with an associated debt discount of $2,375,837.  The discount will be amortized using the effective interest method over the life of the notes.  These notes accrue interest at 12% per annum.  A principal payment is due July 30, 2010 in the aggregate amount of $250,000 and additional six equal quarterly principal payments of $49,918 are due 3 months, 6 months, 9 months, 12 months, 16 months, and 20 months after June 30, 2010.  The accrued interest will be paid quarterly beginning September 30, 2010 for 18 months.  After the 18 month period Generation Zero will make twelve equal monthly payments of $204,000 of principal and interest with the final payment being due December 31, 2012.  The notes are secured by security interests in all of Generation Zero’s personal property, including the 100% ownership of the www.find.com URL. The required July 31, 2010 payment was not made and the notes are currently in default. As such the entire balance of the notes is included as current on the balance sheet as at June 30, 2010.  As of the date of this filing, the note holders, through their collateral agent, have not taken any action related to the default.

2)
$55,000 note payable issued in conjunction with the asset purchase agreement noted above. This note has an associated debt discount of  $43,247.  The discount  will be amortized using the effective interest method over  the life of the notes. The note was due on July 30, 2010 and bears a total interest expense of $50.  This note has not been paid as of the date of this filing.

3)	$50,000 payable amount in conjunction with the asset purchase agreement noted above. This note has an associated discount of $39,316. This amount is due on demand and does not bear any interest.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero borrows from shareholders and Directors periodically.  The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice.  At June 30, 2010 and December 31, 2009, there was an outstanding balance of $110,209 and $5,000, respectively, due the shareholders and Directors.

NOTE 6 – COMMON STOCK

On February 12, 2010, Generation Zero implemented a 1 for 100 reverse stock split of the common stock. Pursuant to the reverse split, each 100 shares of common stock issued and outstanding as of the effective date were converted into 1 share of common stock. All share and per share data herein has been retroactively restated to reflect the reverse split.

As noted in Note 3, during the six months ended June 30, 2010, Generation Zero issued an aggregate of 24,988,567 shares of common stock valued at $4,566,911 to acquire the URL www.find.com and related technology.

During the six months ended June 30, 2010, the holders of the convertible notes payable elected to convert $1,100 of the loan to common stock into 1.1 million shares of common stock.

NOTE 7 – PREFERRED STOCK

Series A Preferred Stock
Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of June 30, 2010, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock
Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of June 30, 2010, there were no shares of Series B preferred stock issued and outstanding.

NOTE 8 – COMMITMENTS

On or around June 8, 2010, we entered into an agreement to acquire the Uniform Resource Locator (“URL”) www.beach.org (“Beach.org”), which includes full and unrestricted control over the URL.  The purchase price for Beach.org is $95,000, payable by us at any time prior to December 31, 2011.  However, ownership does not transfer to us until the above payment is made.  Until such time as we purchase Beach.org, we agree to pay the seller a license fee of $50 per month for usage and control rights and to pay all costs associated with the operation of beach.org.  We have until December 31, 2011 to make the purchase or the agreement to acquire terminates (with no recourse).

NOTE 9 – SUBSEQUENT EVENTS

On July 12, 2010, Generation Zero borrowed a total of $12,482 from a related party. The notes bear zero interest and are due on demand with 90 days notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GENERATION ZERO GROUP, INC. AND OUR SUBSIDIARIES (COLLECTIVELY THE "COMPANY", "GENERATION ZERO", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2010.

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

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and as a result of FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Since that time, our common stock has traded on the Pinksheets trading market under the symbol “GNZR.”  We have not taken steps to engage a market maker to re-submit our common stock for quotation on the OTCBB, and provide no assurance that we will choose to do so.

Operations

Our wholly-owned subsidiary, South Marsh LLC, a Delaware limited liability company (“South Marsh”) previously held oil and gas exploration assets, which have since expired or have been relinquished. The financial crisis of 2008 and the subsequent collapse of the natural gas prices have made drilling in the Gulf of Mexico unattractive.  As such, we have changed our business focus to activities in Internet, technology and entertainment related businesses, and have closed on an acquisition of certain technologies and other proprietary information described below.  The Company believes that the acquisitions in addition to acquisitions that the Company is seeking to finalize will allow it to generate revenues and income in the future, and will require a limited capital investment on a relative basis, as opposed to the oil and gas exploration industry, which requires significant capital prior to generating any revenue in most cases.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.  We have not generated any significant revenues to date and do not anticipate being able to generate significant revenues until such time as we can raise substantial additional capital.

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

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”).  The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  Capersia had the right at any time prior to the date such Convertible Note was repaid to convert any or all of the outstanding principal amount of the Convertible Note into shares of the Company’s common stock at a conversion price of $10 per share.  The Convertible Note is payable on demand; however, Capersia agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.

On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On or around August 20, 2009, we entered into an amendment to the Convertible Note, pursuant to which we agreed to amend the conversion price of the Convertible Note to $0.001 per share (which as described below was not affected by the reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Convertible Note into 1,000,000 shares of our common stock which after the reverse split (described above) was reduced to 10,000 shares of our common stock.

On or around November 10, 2009, Capersia sold its entire interest in the Convertible Note to each of Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”).  As of the filing of this report,  Cascata and Seven Palm have each converted $550 of the note and been issued 550,000 shares each as discussed below..
On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Convertible Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Convertible Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Convertible Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In May 2010, an aggregate of $550 of the Convertible Note (described above) was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

If the remaining approximately $10,664 of principal was converted into shares of the Company’s common stock, such Promissory Convertible Note would convert into 10,664,000 shares of common stock, however, as described above, both Seven Palm and Cascata have agreed that neither of them will ever convert an amount of the Convertible Note such that after such conversion either party would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Convertible Note can never be used to effect a change of control by Cascata or Seven Palm.

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Find.com Acquisition, Inc., a Delaware corporation (“Find.com Acquisition”).  Pursuant to the Purchase Agreement, we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith, including technical documentation, source code, and files (collectively the “Technology Assets”).  As described below, we subsequently purchased 100% of the ownership interests in URL Holdings, which owns the URL, Find.com.  The Technology Assets also include all service contracts related to the operations of the technology and certain unrelated domain names.  The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL (which was subsequently purchased as described below).  The purchase price paid to Find.com Acquisition in consideration for the Technology Assets was 10,000,000 shares of our restricted common stock, representing 98.8% of our then outstanding common stock, however, because Matthew Krieg, our sole officer and Director holds all of the outstanding shares of our Series A Preferred Stock, he retained super majority voting control over the Company.

On or around June 8, 2010, we entered into an agreement to acquire the Uniform Resource Locator (“URL”) www.beach.org (“Beach.org”), which includes full and unrestricted control over the URL.  The purchase price for Beach.org is $95,000, payable by us at any time prior to December 31, 2011.

Beginning on the date of the agreement, we have the right to have the Beach.org URL pointed to wherever we desire; however, the seller will retain ownership and control over the URL until the full purchase price is paid, and will have the right to terminate the agreement and take back full control of the URL if an event of default occurs under the agreement.  Additionally, we agreed to pay the seller a license fee of $50 per month (beginning on July 1, 2010) for the use of Beach.org (until such time as the entire purchase price is paid in full) and to pay all costs associated with the operations of Beach.org, and the seller agreed that we would retain 100% of the revenue (if any) generated by Beach.org prior to the consummation of the purchase.

The Company intends to operate Beach.org as a portal for current information about the BP oil spill in the Gulf of Mexico and the beach areas that are affected and plans to donate 5% of the gross revenues generated by Beach.org to not for profit causes dedicated to helping individuals or entities impacted by the BP oil spill.

On or around June 30, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Find.com URL Holdings, LLC., a Georgia limited liability company (“URL Holding”) and an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Scientigo, Inc. (“Scientigo”).

Exchange Agreement

Pursuant to the Exchange Agreement, we purchased approximately 51 membership interests in URL Holding totaling over 99% of the outstanding membership interests of URL Holding (the “URL Holding Members”); however that percentage has increased to 100% as of the date of this report. URL Holding owns the domain name Find.com.  URL Holding acquired the domain name through a consensual foreclosure process prior to the acquisition of the majority ownership of URL Holding by the Company.  Scientigo was a party to the consensual foreclosure process and had an option to acquire 40% of the domain name in exchange for Scientigo’s consent to the foreclosure.  The Company acquired and extinguished Scientigo’s option rights in connection with the Asset Purchase Agreement in order to secure the maximum ownership the Company could acquire from URL Holding, which as of this date stands at 100%.

The Exchange Agreement provided for (a) the issuance of an aggregate of approximately 1,000,000 shares of the Company’s restricted common stock, and (b) the issuance of secured promissory notes (“Notes”) in an aggregate principal amount of approximately $3,070,000 (representing the aggregate amount of money owed to such URL Holding Members pursuant to previously outstanding promissory notes) to the URL Holding Members (the “Note Holders”).  The Notes are in favor of the selling members of URL Holding and are secured by the assets of the Company including the URL Holding membership units purchased by the Company.  The Exchange Agreement also required that the Company make a closing payment in an aggregate amount of $50,000 to the URL Holding Members.

Notes

The Notes, bear interest at the rate of 12% per annum, and are payable as follows: (a) $50,000 which was due on the closing of the Exchange Agreement (June 30, 2010, the “Closing Date”), and which was paid to the Note Holders on such date; (b) $250,000 which was due to the Note Holders within 30 days of the closing date of the Exchange Agreement which payment has not been made and for which the Company can issue approximately 50,000 shares of common stock for a 30 day extension (the Company has indicated to Scientigo, the Collateral Agent for the Note Holders, that the Company intends to issue the 50,000 shares of common stock to effect such 30 day extension, provided that the Company is currently in default of the payments of such amounts); (c) by way of six equal quarterly payments, due three months, six months, nine months, twelve months, sixteen months and twenty months after the Closing Date, each representing 1/6th of the Note Holder’s portion of an aggregate of $299,510.82 (approximately $49,918.47 which is due at the end of each quarter); (d) by way of interest payments representing the accrued interest on the Notes which are due quarterly, beginning three months after the Closing Date and continuing until 18 months from the Closing Date; and (e) by way of twelve monthly payments of principal and interest (which monthly principal payments will total approximately $2,450,000 or $204,000 per month) representing the then outstanding balance of the Notes, the last of which payment is due December 31, 2012 (the “Maturity Date”).  The Notes may be prepaid at any time without penalty.

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes will accrue interest at 14% per annum which rate the notes are currently accruing interest as a result of our default, and the Company may obtain a thirty day extension to cure any event of default by issuing the Note Holders an aggregate of 50,000 shares of the Company’s common stock which the Company plans to do (an “Extension”).  If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default (subject to any Extension), the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below).  Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.

The Company’s repayment of the Notes are secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo serves as collateral agent for the benefit of the Note Holders under the Security Agreements (the “Collateral Agent”).  Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holding, solely for the purpose of protecting the collateral securing the Notes.  Matthew Krieg, the Company’s Chief Executive Officer and President serves as President and Chief Executive Officer of URL Holding.

The Company obtained the $50,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its Chief Executive Officer, Matthew Krieg.

Asset Purchase Agreement

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 39.7% of our then outstanding shares (not including the 1,000,000 shares we agreed to issue to the Note Holders, as described above) and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and for which the Company has received  a verbal extension subject to the below negotiations.  Pursuant to the Asset Purchase Agreement, we agreed that if we sell a 40% interest in URL Holding for an amount in excess of $50,000,000 (plus capital expenditures) within eighteen months of the closing of the Asset Purchase Agreement, we would issue Scientigo additional shares of our common stock equal in value to $1,000,000, based on the greater of the then current market value of our common stock or $1.00 per share.

Scientigo also has the right pursuant to the Asset Purchase Agreement to name two members to the Company’s advisory board in order to oversee activities that may affect the collateral pledged to the Note Holders (as described above).

The Company obtained the $15,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its Chief Executive Officer, Matthew Krieg.

The Company did not make required payments under the Notes to the Note Holders as and when due on July 30, 2010. The Company has been in discussions with the Collateral Agent in an effort to cure its defaults under the Notes and reach an agreement to restructure the Notes. Any such restructuring agreement would be subject to approval by the Note Holders. The Company plans to issue 50,000 shares of common stock in aggregate to the Note Holders as provided in the Notes for an Extension, but as of this date, these shares have not been issued. The Company's management is confident it will be able to reach an agreement with the Note Holders that will achieve a cure of the defaults under the Notes, but there can be no assurance that such a cure or other resolution will be achieved.

Description of Find.com:

Find.com, which we acquired ownership of pursuant to our purchase of over 99% of the outstanding membership interests of URL Holdings, pursuant to the transactions above, is a domain name and website that is currently powered by certain technology assets that the Company acquired on or about April 28, 2010, as described in greater detail above. This acquisition of Find.com was always contemplated to be made by the Company, but because the structure of the transaction was much more complicated for a variety of reasons unrelated to the Company, the transaction did not close until June 30, 2010.  Find.com is a URL that the Company believes has tremendous attributes as a domain name for purposes of search engine maximization and marketing.  The Company believes that it will be able to manage and operate the domain name in a manner that will create value for the Company.  This management and operation may involve strategic partnerships and revenue sharing relationships as is common in the operation of domain names.  The Company expects to generate revenue from pay per click models, acquisition fees, direct marketing and sales of products and services and other items that are conducive to being sold and marketed on the Internet.  The Company believes that Find.com has a broad reach and can be used for a variety of purposes.  To date Find.com has not generated significant revenue, but the Company believes that the domain name can be grown into a significant Internet based business.  However, the success of the Find.com asset is subject to the availability of necessary financing for operations and to service the Notes.  The Company expects to reveal a comprehensive business plan and plan of operations for Find.com within the next 60 days, however, the website will remain operational in the interim.

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

The Company intends to partner through a revenue sharing agreement with other search engines and through lead generation agreements with various businesses and selling direct products and services.   The Company expects to develop certain verticals within Find.com and other websites and create revenue sharing opportunities, subject to the parties finalizing a revenue sharing agreement, and Find.com agreeing to let us use their URL, of which there can be no assurance.

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

Plan of Operation

Our goal is to expand or build our business through a variety of efforts surrounding the use of the Technology Assets and our acquisitions of Find.com and Beach.org, to build revenue generating activities.  We are considering ongoing offerings of securities under private placements, acquisitions, and joint ventures with other public and private companies and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

We did not generate any revenues for the three months ended June 30, 2010, or for the three months ended June 30, 2009.  As described above, the acquisition of Find.com occurred on June 30, 2010.

We had general and administrative expenses of $39,912 for the three months ended June 30, 2010, compared to general and administrative expenses of $39,596 for the three months ended June 30, 2009, an increase of $316 from the prior period.  The general and administrative expenses mainly consisted of legal and accounting fees.

We had no impairment of oil and gas properties for the three months ended June 30, 2010, compared to $12,500 of impairment of oil and gas properties for the three months ended June 30, 2009, which was due to the relinquishment of an interest in an oil and gas lease relating to our prior oil and gas operations.

We had $3,028 of loss on abandonment of fixed assets for the three months ended June 30, 2010, compared to no loss on abandonment of fixed assets for the three months ended June 30, 2009, in connection with assets that had been used for the prior oil exploration operations.

We had $80 in depreciation expense for the three months ended June 30, 2010 compared with depreciation expense of $381 for the three months ended June 30, 2009.

We had total operating expenses and a total operating loss of $39,992 for the three months ended June 30, 2010, compared to total operating expenses and a total operating loss of $52,477 for the three months ended June 30, 2009, a decrease in total operating expenses and total operating loss of $12,485 or 23.8% from the prior period.

We had interest expense of $3,340 for the three months ended June 30, 2010, compared to interest expense of $403 for the three months ended June 30, 2009, an increase in interest expense of $2,937, which increase in interest expense was in connection with interest on the outstanding Convertible Notes and notes payable – related parties.

We had a net loss of $46,360 for the three months ended June 30, 2010, compared to a net loss of $52,880 for the three months ended June 30, 2009, a decrease in net loss of $6,520 or 12.3% from the prior period, which was mainly due to the $12,485 or 23.8% decrease in total operating expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

We did not generate any revenues for the six months ended June 30, 2010, or for the six months ended June 30, 2009. As described above, the acquisition of Find.com occurred on June 30, 2010, the last day of the quarter.

We had general and administrative expenses of $59,803 for the six months ended June 30, 2010, compared to general and administrative expenses of $76,493 for the six months ended June 30, 2009, an increase of $16,690 or 21.8% from the prior period.  The increase in general and administrative expenses was mainly due to an increase in legal fees, accounting fees and wages.

We had no impairment of oil and gas properties for the six months ended June 30, 2010, compared to $12,500 of impairment of oil and gas properties for the six months ended June 30, 2009, which was due to the relinquishment of an interest in an oil and gas lease relating to our prior oil and gas operations.

We had $3,028 of loss on abandonment of fixed assets for the six months ended June 30, 2010, compared to no loss on abandonment of fixed assets for the six months ended June 30, 2009, in connection with assets that had been used for the prior oil exploration office and operations.

We had $317 in depreciation expense for the six months ended June 30, 2010 compared with depreciation expense of $762 for the six months ended June 30, 2009.

We had total operating expenses and a total operating loss of $60,120 for the six months ended June 30, 2010, compared to total operating expenses and a total operating loss of $89,755 for the six months ended June 30, 2009, a decrease in total operating expenses and total operating loss of $29,635 or 33% from the prior period.

We had interest expense of $6,457 for the six months ended June 30, 2010, compared to interest expense of $832 for the six months ended June 30, 2009, an increase in interest expense of $5,625, which increase in interest expense was in connection with interest on the outstanding Convertible Note Payable – related parties.

We had a net loss of $69,605 for the six months ended June 30, 2010, compared to a net loss of $90,587 for the six months ended June 30, 2009, a decrease in net loss of $20,982 or 23.2% from the prior period, which was mainly due to the $29,635 or 33% decrease in total operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $5,300,000 as of June 30, 2010 consisting solely of intangible assets of $5,300,000.

We had total liabilities as of June 30, 2010 of $804,332 consisting of total current liabilities of $795,042; which included $14,300 of accounts payable, $8 of bank overdraft, $1,656 of accrued liabilities, $110,209 of accounts payable to related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below, and $668,869 of notes payable, net of discount of $2,458,400.  In addition, we have non-current liabilities consisting of $9,290 of long-term note payable as described below, net of $1,374 of unamortized discount.

We had a working capital deficit of $795,042, no current assets and a total deficit accumulated during the development stage of $511,572 as of June 30, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”).  The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Convertible Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia had the right at any time prior to the date such Convertible Note is repaid to convert any or all of the outstanding principal amount of the Convertible Note into shares of the Company’s common stock at a conversion price of $10 per share.

On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764.

On or around August 20, 2009, we entered into an amendment to the Convertible Note, pursuant to which we agreed to amend the conversion price of the Convertible Note to $0.001 per share (which as described below was not affected by the reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Convertible Note into 1,000,000 shares of our common stock which after the reverse split was reduced to 10,000 shares of our common stock.

On or around November 10, 2009, Capersia sold its entire interest in the Convertible Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, each of  Cascata and Seven Palm have converted $550 of their note and each received 550,000 shares of common stock, and neither one of them has provided us notice of their intention to demand repayment of the Convertible Note.

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Convertible Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Convertible Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Convertible Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In May 2010, an aggregate of $550 of the Convertible Note (described above) was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock (1,100,000 shares in total) in connection with such conversions.

If the remaining approximately $10,664 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 10,664,000 shares of common stock, however, as described above, both Seven Palm and Cascata have agreed that neither of them will ever convert an amount of the Convertible Note such that after such conversion either party would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Convertible Note can never be used to effect a change of control by Cascata or Seven Palm.

The modified note contains a beneficial conversion feature. We calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764. The discount is being amortized over the life of the loan using the effective interest rate method. During the six months ended June 30, 2010, an aggregate of $6,104 of amortization was recorded on the debt discount.

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

From time to time, the Company borrows funds from its sole officer and Director, Matthew Krieg as of June 30, 2010, the Company had borrowed $110,209 from Mr. Krieg. The loans bear zero interest and are due on demand with 90 days notice.

On or around June 30, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Find.com URL Holdings, LLC., a Georgia limited liability company (“URL Holding”) and an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Scientigo, Inc. (“Scientigo”).

The Exchange Agreement provided for (a) the issuance of an aggregate of approximately 1,000,000 shares of the Company’s restricted common stock, and (b) the issuance of secured promissory notes (“Notes”) in an aggregate principal amount of approximately $3,070,000 (representing the aggregate amount of money owed to such URL Holding Members pursuant to previously outstanding promissory notes) to the URL Holding Members (the “Note Holders”).  The Notes are in favor of the selling members of URL Holding and are secured by the assets of the Company including the URL Holding membership units purchased by the Company.  The Exchange Agreement also required that the Company make a closing payment in an aggregate amount of $50,000 to the URL Holding Members.

The Notes, bear interest at the rate of 12% per annum, and are payable as follows: (a) $50,000 which was due on the closing of the Exchange Agreement (June 30, 2010, the “Closing Date”), and which was paid to the Note Holders on such date; (b) $250,000 which was due to the Note Holders within 30 days of the closing date of the Exchange Agreement which payment has not been made and for which the Company can issue approximately 50,000 shares of common stock for a 30 day extension (the Company has indicated to Scientigo, the Collateral Agent for the Note Holders, that the Company intends to issue the 50,000 shares of common stock to effect such 30 day extension, provided that the Company is currently in default of the payments of such amounts); (c) by way of six equal quarterly payments, due three months, six months, nine months, twelve months, sixteen months and twenty months after the Closing Date, each representing 1/6th of the Note Holder’s portion of an aggregate of $299,510.82 (approximately $49,918.47 which is due at the end of each quarter); (d) by way of interest payments representing the accrued interest on the Notes which are due quarterly, beginning three months after the Closing Date and continuing until 18 months from the Closing Date; and (e) by way of twelve monthly payments of principal and interest (which monthly principal payments will total approximately $2,450,000 or $204,000 per month) representing the then outstanding balance of the Notes, the last of which payment is due December 31, 2012 (the “Maturity Date”).  The Notes may be prepaid at any time without penalty.

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes will accrue interest at 14% per annum which rate the Notes are currently accruing interest as a result of our default, and the Company may obtain a thirty day extension to cure any event of default by issuing the Note Holders an aggregate of 50,000 shares of the Company’s common stock which the Company plans to do (an “Extension”).  If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default (subject to any Extension), the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below).  Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.

The Company’s repayment of the Notes are secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo serves as collateral agent for the benefit of the Note Holders under the Security Agreements (the “Collateral Agent”).  Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holding, solely for the purpose of protecting the collateral securing the Notes.  Matthew Krieg, the Company’s Chief Executive Officer and President serves as President and Chief Executive Officer of URL Holding.

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 39.7% of our then outstanding shares (not including the 1,000,000 shares we agreed to issue to the Note Holders, as described above) and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and for which the Company has received  a verbal extension subject to the below negotiations.  Pursuant to the Asset Purchase Agreement, we agreed that if we sell a 40% interest in URL Holding for an amount in excess of $50,000,000 (plus capital expenditures) within eighteen months of the closing of the Asset Purchase Agreement, we would issue Scientigo additional shares of our common stock equal in value to $1,000,000, based on the greater of the then current market value of our common stock or $1.00 per share.

Scientigo also has the right pursuant to the Asset Purchase Agreement to name two members to the Company’s advisory board in order to oversee activities that may affect the collateral pledged to the Note Holders (as described above).

The Company did not make required payments under the Notes to the Note Holders as and when due on July 30, 2010. The Company has been in discussions with the Collateral Agent in an effort to cure its defaults under the Notes and reach an agreement to restructure the Notes. Any such restructuring agreement would be subject to approval by the Note Holders. The Company plans to issue 50,000 shares of common stock in aggregate to the Note Holders as provided in the Notes for an Extension, but as of this date, these shares have not been issued. The Company's management is confident it will be able to reach an agreement with the Note Holders that will achieve a cure of the defaults under the Notes, but there can be no assurance that such a cure or other resolution will be achieved.

The Company obtained the $15,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its Chief Executive Officer, Matthew Krieg.

We had $42,966 of net cash used in operating activities for the six months ended June 30, 2010, which mainly included a net loss of $69,605 offset by $14,110 of accounts payable and $6,104 of amortization of debt instrument.

We had $64,220 of net cash used by investing activities for the six months ended June 30, 2010, which consisted solely of the cash component of the purchase of intangible assets in connection with the www.find.com acquisition.

We had $105,209 of net cash used by financing activities for the six months ended June 30, 2010, which consisted solely of $105,209 advanced by our current sole officer and Director, Matthew Krieg as of June 30, 2010.

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

Risks Relating To Our Business Operations

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR BUSINESS PLAN, WHICH FINANCING, IF WE ARE UNABLE TO RAISE MAY FORCE US TO SCALE BACK OR ABANDON OUR BUSINESS PLAN.

We anticipate the need for approximately $75,000 of additional funding moving forward to support our operations for approximately the next 12 months, not including amounts which are due in connection with our recent acquisitions as of Beach.org or Find.com, as described above (and as described below in connection with the following risk factor) and/or amounts required to repay our outstanding loans to our sole officer and Director, Matthew Krieg.  Moving forward, we anticipate Matthew Krieg, our officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.   If we are not able to raise the capital necessary to continue our business operations we may be forced to abandon or curtail our business plan and/or suspend our business activities.

THE ACQUISITION OF FIND.COM REQUIRED THE COMPANY TO PAY SUBSTANTIAL COSTS AND PAYMENTS AND ISSUE NOTES TOTALING APPROXIMATELY $3,070,000, WHICH THE COMPANY DOES NOT CURRENTLY HAVE FUNDS TO PAY, WHICH PAYMENTS THE COMPANY IS IN DEFAULT IN THE PAYMENT OF, AND THE PAYMENT OF WHICH IS SECURED BY A SECURITY INTEREST IN SUBSTANTIALLY ALL OF OUR ASSETS.

The purchase price for Find.com included, among other requirements, the requirement that the Company pay $70,000 to Scientigo within thirty days of closing (July 30, 2010), which includes $15,000 which has been paid to date and $55,000 which has not been paid, and the issuance of Notes totaling approximately $3,070,000, of which $50,000 was paid at closing, $250,000 was payable within thirty days of closing (July 30, 2010)(which payment has not been made to date), quarterly payments of approximately $300,000 which are due for the first 20 months after closing, and monthly payments of approximately $204,000 due each month thereafter ending on the maturity date of the Notes, December 31, 2012. The Company obtained the $65,000 paid at closing in connection with a loan from its Chief Executive Officer, Matthew Krieg, and hopes to raise additional funding to make the payments due to Scientigo and the Note Holders, and the remaining payments due on the Notes, of which there can no assurance will be available on favorable terms, if at all.  Additionally, as the Company was unable to pay the $250,000 due to the Note Holders by July 30, 2010, or the $55,000 due to Scientigo by July 30, 2010. The Company is in default of the repayment of the notes, and there can be no assurance that the Company will be able to pay Scientigo or the Note Holders any amounts due under the Notes or pursuant to the Asset Purchase Agreement.

The Company has been in discussions with the Collateral Agent in an effort to cure its defaults under the Notes and reach an agreement to restructure the Notes. Any such restructuring would be subject to approval by the Note Holders. The Company plans to issue 50,000 shares of common stock in aggregate to the Note Holders as provided in the Notes for an Extension, but as of this date these shares have not been issued.

In the event that the Company, the Collateral Agent, and the Note Holders are unable to agree to terms to restructure the payment of the Notes, or the Company is unable to pay any amounts due to the Note Holders as provided in the Notes, Scientigo, as Collateral Agent for the Note Holders can seek to enforce the Note Holders’ security interests over substantially all of our assets, which would result in us losing ownership of Find.com and force us to curtail or abandon our business plan, which would likely cause the value of our securities to decline in value or become worthless.

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

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

We had a working capital deficit of $795,042, no current assets and a total accumulated deficit of $511,572 as of June 30, 2010, and as such we will need to raise substantial additional capital to continue our business operations and to pay amounts due under the Note.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

Risks Relating to the Company’s Acquisitions of the Technology Assets, Beach.org and Find.com

THE TECHNOLOGY ASSETS, BEACH.ORG AND FIND.COM HAVE  NOT PRODUCED SIGNIFICANT REVENUE TO DATE.

Currently, the Technology Assets, Beach.org and Find.com do not have a history of producing revenue and although the Company is optimistic about their potential, there is no assurance that the Company will be successful in its endeavors to license or produce revenue sharing opportunities with the technology or through Find.com or Beach.org ,or that we will generate sufficient revenues to allow us to repay the Notes and/or support our operations.  As such, we may never generate significant revenue and our securities may decline in value or become worthless.

WE FACE SIGNIFICANT COMPETITION FROM MICROSOFT, YAHOO, GOOGLE AND OTHER INTERNET SEARCH PROVIDERS.

Although the Company does not intend to utilize the Technology Assets, Beach.org or Find.com in a manner to compete with established search engine websites, the Company acknowledges that we face competition in every aspect of our business, and particularly from other companies that seek to connect people with information through providing relevant search results. The main competitors in the search engine space include, but are not limited to Microsoft Corporation, Yahoo! Inc. and Google, Inc.  All of those companies have more employees, more resources, better brand recognition, and longer operating histories than we do. Although it is not the Company’s intent to operate technology or websites that compete with these established brands, we may be unable to compete with these and other websites in the efforts to draw Internet traffic to the websites the Company plans to power through the use of the Technology Assets, in the future, including Beach.org and Find.com, which could force us to curtail our business plan or operations, which would ultimately cause the value of our securities to decline in value or become worthless.

NEW TECHNOLOGIES COULD BLOCK THE MANNER IN WHICH THE TECHNOLOGY ASSETS OR OUR WEBSITES WORK OR ARE ANTICIPATED TO WORK, WHICH WOULD HARM OUR BUSINESS.

Technologies may be developed that can interfere with the manner or design of the Technology Assets and our websites in terms of search engine optimization or other attributes.  If the Company does not have the resources both financial and technical to revise and upgrade the Technology Assets and/or our websites it would adversely affect our operating results and ability to generate future revenues.

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

Additionally, the fees to retain the use of our domain names is currently relatively immaterial, but if the classification of domain names were to change and the costs of securing the attendants rights to domain names were to become significant or if registrations for domain names were to significantly increase, the Company could be in a position where it could not afford to maintain its rights to its internet domain names (including Find.com and Beach.org).  Although the Company does not anticipate this to occur, any significant increase in these types of costs could harm our business or our ability to protect our ownership rights and could make it more expensive to do business and harm our operating results, if any.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

WE MAY IN THE FUTURE BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

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

PRIVACY CONCERNS RELATING TO ELEMENTS OF OUR TECHNOLOGY OR WEBSITES COULD DAMAGE OUR REPUTATION AND DETER CURRENT AND POTENTIAL USERS FROM USING OUR PRODUCTS AND SERVICES.

From time to time, concerns may be expressed about whether our Technology Assets or websites compromise the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

MORE INDIVIDUALS ARE USING NON-PC DEVICES TO ACCESS THE INTERNET, AND OUR TECHNOLOGY MAY NOT BE WIDELY ADOPTED BY USERS OF THESE DEVICES.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of the Technology Assets and our websites through such devices difficult. If the Technology Assets or our websites do not perform well for these non-PC devices and a suitable enhancement to the Technology Assets or our websites is not made, we may greatly limit the marketability of the Technology Assets and our websites to this increasingly important non-PC device portion of the market for online services.

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

WE HAVE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE TO REMAIN COMPETITIVE IN OUR RAPIDLY EVOLVING INDUSTRY.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our Technology Assets or websites for these changing demands.

WE FACE RISKS IN CONNECTION WITH CHANGES IN THE INDUSTRY THAT CURRENTLY EXISTS THAT ALLOWS WEBSITES TO GENERATE REVENUE FROM A VARIETY OF MEANS SUCH AS PAY PER CLICK; KEYWORD PURCHASES; PAID SEARCH RESULTS; REVENUE SHARING FROM ADVERTISING; BANNER ADS.

Currently, websites are able to generate revenue from a variety of uses and services.  To the extent any of these uses become more limited or there is a trend away from online commercial activity to any degree or there is a greater shift in the economic environment away from Internet based businesses, the Company’s prospects and plans for Find.com can be diminished or made infeasible.  Any of these conditions could make the Company’s ability to operate more difficult and could have an adverse effect on the Company’s securities.

Risks Relating To The Company's Securities

WE RECENTLY BECAME AWARE OF THE FACT THAT THE COMPANY IS SUBJECT TO A CEASE TRADE ORDER IN BRITISH COLUMBIA AND FACES RISKS ASSOCIATED WITH SUCH ORDER.

In April 2010, we became aware of the fact that the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) against the Company’s securities under the British Columbia Securities Act in January 2009, which required that all trading of the Company’s securities in British Columbia, Canada, be ceased, for alleged failures by us and a former officer to comply with British Columbia’s reporting and filing obligations.   The Company’s current officer and Director, Matthew Krieg, did not become aware of the January 2009 order until April 2010.  The Company has submitted certain information to the BCSC in an effort to bring all matters related to the BCSC to a close and is working with the BCSC to address their comments and concerns.  The consequences of violating an order similar to the Order range from inconsequential to extreme and punitive.  The Company’s good faith belief is that the effect of the Order will be minimal other than that resources will be expended in order to correspond and comply with any final BCSC requirements such as making duplicate filings of the Company’s public filings with the BCSC in addition to those previously filed with the SEC.   Although the Company believes the matters with the BCSC will be resolved in a favorable manner, the fact that the BCSC has issued the Order or any resolution arising out of the Order, may cause us to expend  resources in connection with resolutions of the Order and/or may have a negative effect on our securities which may cause them to decline in value or become worthless as a result thereof.

WE CURRENTLY HAVE A SPORADIC, ILLIQUID, VOLATILE MARKET FOR OUR COMMON STOCK, AND THE MARKET FOR OUR COMMON STOCK MAY REMAIN SPORADIC, ILLIQUID, AND VOLATILE IN THE FUTURE.

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and as a result of FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Since that time, our common stock has traded on the Pinksheets trading market under the symbol “GNZR.”  We are currently taking steps to engage a market maker to re-submit our common stock for quotation on the OTCBB.  We cannot however provide any assurance that our common stock will be quoted on the OTCBB in the future, or that if re-quoted on the OTCBB, events will not occur to cause our common stock to be delisted from the OTCBB in the future.   We have a limited market for our common stock that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in the Internet, technology or entertainment industries;

(5)	the market for Internet based technologies and web search engines;

(6)	the fact that our 1:100 reverse split of our common stock reduced the number of shares in our float, which may limit trading and liquidity until more shares become available, if ever; and

(7)	future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, or the fact that our common stock was delisted from the OTCBB, may adversely affect the market price and liquidity of our common stock.

WE HAVE AN OUTSTANDING CONVERTIBLE PROMISSORY NOTE, WHICH ALLOWS THE HOLDERS THEREOF TO CONVERT THE AMOUNT OF SUCH NOTE INTO A SIGNIFICANT NUMBER AND PERCENTAGE OF THE COMPANY’S OUTSTANDING SHARES OF COMMON STOCK.

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”).  The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Convertible Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.   On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, we entered into an amendment to the Convertible Note, pursuant to which we agreed to amend the conversion price of the Convertible Note to $0.001 per share (which was not affected by the 1:100 reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Convertible Note into 1,000,000 shares on a pre-split basis, which after the reverse split equated to 10,000 shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the Convertible Note (as described below) to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Convertible Note. In May 2010 an aggregate of $550 of the Convertible Note was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.   If the remaining approximately $10,664 of principal was converted into shares of the Company’s common stock, such Promissory Note would convert into 10,664,000 shares of common stock, however, each of Seven Palms and Cascata has agreed not to convert their respective interests in the Convertible Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company.

OUR AUDITORS HAVE EXPRESSED A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditors, in our audited consolidated financial statements for the fiscal year ended December 31, 2010, expressed a concern about our ability to continue as a going concern. We had a working capital deficit of $795,042, no current assets and had an accumulated deficit of $511,572 as of June 30, 2010.  For the six months ended June 30, 2010, we had a net loss of $69,605 and for the year ended December 31, 2009, we had a net loss of $154,983, and we have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The attached financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of August 20, 2010, we had 26,214,785 shares of common stock issued and outstanding and 1,000 share of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

WE INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY, AND OUR MANAGEMENT IS REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In May 2010, an aggregate of $550 of the Convertible Note (described above) was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

We claim an exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On or around June 30, 2010, the Company issued Scientigo 14,000,000 shares of our restricted common stock in connection with the Asset Purchase Agreement, described above, which shares represented approximately 39.7% of our then issued and outstanding shares.  We claim an exemption from registration offered by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On or around June 30, 2010, the Company agreed to issue the Note Holders an aggregate of up to 1,000,000 shares of our restricted common stock (in total an aggregate of 988,567 shares were issued to 55 separate shareholders on or around June 30, 2010) in connection with the Exchange Agreement.   We claim an exemption provided by Rule 506 of the Act for the issuance of these shares. The sales complied with Rule 506 because the offering was made to accredited investors and less than 35 non-accredited investors who received disclosures regarding the Company similar to those disclosures found in a registration statement under the Act; each investor acknowledged that they had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the prospective investment; the shares were issued with a restrictive legend; and no general solicitation was involved in connection with the sales.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company did not make required payments under the Notes to the Note Holders as and when due on July 30, 2010. The Company has been in discussions with the Collateral Agent in an effort to cure its defaults under the Notes and reach an agreement to restructure the Notes. Any such restructuring agreement would be subject to approval by the Note Holders. The Company plans to issue 50,000 shares of common stock in aggregate to the Note Holders as provided in the Notes for an Extension, but as of this date, these shares have not been issued. The Company's management is confident it will be able to reach an agreement with the Note Holders that will achieve a cure of the defaults under the Notes, but there can be no assurance that such a cure or other resolution will be achieved.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Certificate of Designations of Series A Preferred Stock

Exhibit 3.3(2)	Certificate of Designations of Series B Preferred Stock

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.2(3)	Amended Promissory Note with Capersia

Exhibit 10.3(4)	Second Amendment to Promissory Note with Capersia
Exhibit 10.4(4)	Third Amendment to Promissory Note with Capersia

Exhibit 10.5(5)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

Exhibit 10.6(5)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

Exhibit 10.7(6)	Asset Purchase Agreement with Find.com Acquisition, Inc.

Exhibit 10.8(7)	Share Exchange Agreement with the Members of URL Holding

Exhibit 10.9(7)	Asset Purchase Agreement with Scientigo, Inc.

Exhibit 10.10(7)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

Exhibit 10.11(7)	Form of Secured Promissory Notes

Exhibit 10.12(7)	$55,000 Promissory Note with Scientigo

Exhibit 31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed as an exhibit to this report.

 (1) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on October 1, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to our Form 8-K filed with the Commission on June 19, 2009, and incorporated herein by reference.

(3) Filed as an exhibit to our Form S-1 Registration Statement filed with the Commission on March 21, 2008, and incorporated herein by reference.

(4) Filed as an exhibit to the Company’s Post Effective Form S-1 Registration Statement, filed with the Commission on October 28, 2009, and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Form 10-K Registration Statement, filed with the Commission on April 13, 2010, and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Form 10-Q for the period ending March 31, 2010, filed with the Commission on May 24, 2010, and incorporated by reference herein.

(7) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 9, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION ZERO GROUP, INC.

Dated: September 17, 2010	By: /s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director