Form 10-Q
period 2010-09-30
Generation Zero Group, Inc.
filed 2010-11-24
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-146405

GENERATION ZERO GROUP, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	1311	20-5465816
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

180 ALLEN ROAD
SUITE 105N
ATLANTA, GA  30328
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

FIVE CONCOURSE PARKWAY
SUITE 2925
ATLANTA, GA 30328
(ADDRESS OF FORMER PRINCIPAL EXECUTIVE OFFICES)

(888) 214-1710
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

As of November 19, 2010, the issuer had 26,714,785 shares of common stock, $0.001 par value per share outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$100	$1,977
Other current asset- Deposit	55,000	-
Prepaid expenses	-	2,718
Total current assets	55,100	4,695

Property, plant and equipment, net of accumulated
depreciation of $0 and $4,108, respectively	-	3,345
Intangible asset	4,200,000	-

TOTAL ASSETS	$4,255,100	$8,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$22,238	$190
Accrued liabilities	92,517	1,302
Deferred credit	55,000	-
Notes payable, net of unamortized discount of $2,253,944	873,325	-
Short-term debt – related party	137,791	5,000
Total current liabilities	1,180,871	6,492

Notes payable, net of unamortized discounts of $0 and $7,478, respectively	10,664	4,286
Total liabilities	1,191,535	10,778

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; 1,000 shares issued and outstanding	1	1
Common stock, $0.001 par value; 100,000,000 shares
authorized; 26,714,772 and 126,205 shares issued and
outstanding, respectively	26,715	126
Additional paid-in capital	4,980,525	439,102
Deficit accumulated during the development stage	(1,943,676)	(441,967)
Total stockholders’ equity (deficit)	3,063,565	(2,738)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,255,100	$8,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES
(Unaudited)

					May 16, 2006
	Three months ended		Nine months		(Inception)
	September 30,	September 30,	September 30,	September 30,	Through
	2010	2009	2010	2009	September 30, 2010

Operating expenses:
General and administrative	$35,413	$40,476	$95,218	$116,969	$492,140
Impairment of oil and gas properties	-	-	-	12,500	32,520
Impairment of intangible asset	1,100,000	-	1,100,000	-	1,100,000
Depreciation	-	382	316	1,144	4,424
Total operating expenses	1,135,413	40,858	1,195,534	130,613	1,629,084

Operating loss	(1,135,413)	(40,858)	(1,195,534)	(130,613)	(1,629,084)

Loss on abandonment of fixed assets	-	-	(3,028)	-	(3,028)
Interest expense	(296,690)	(2,759)	(303,147)	(3,591)	(311,564)

Net income (loss)	$(1,432,103)	$(43,617)	$(1,501,709)	$(134,204)	$(1,943,676)

Basic and diluted
net income (loss) per share	(0.06)	(0.36)	(0.013)	(1.14)

Weighted average common shares
outstanding	26,236,511	120,662	11,574,325	117,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATION ZERO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through September 30, 2010

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	$104	$45,946	$-	$46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of
related party debt		-	10,000	10	990	-	1,000
Debt discount from beneficial conversion
Feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)

Common shares issued for conversion of
then related party debt			1,100,000	1,100			1,100
Common shares issued to acquire
intangible assets			24,988,567	24,989	4,541,923		4,566,912
Common shares issued for staffing agreement			500,000	500	(500)		-

Net loss						(1,501,709)	(1,501,709)
Balances at September 30, 2010	1,000	$1	26,714,772	$26,715	$4,980,525	$(1,943,676)	$3,063,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			May 16, 2006
			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,501,709)	$(134,204)	$(1,943,676)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation	317	1,144	4,425
Amortization of debt discount	211,935	2,321	217,221
Loss on abandonment of fixed assets	3,028	-	3,028
Debt issued for interest	-	-	264
Impairment of oil and gas properties	-	12,500	32,520
Impairment of intangible asset	1,100,000	-	1,100,000
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	2,718	-	-
Accounts payable	22,048	1,203	21,888
Accrued liabilities	91,215	65,571	111,863
NET CASH USED IN OPERATING ACTIVITIES	(70,448)	(51,465)	(337,048)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Purchase of intangible assets	(64,220)	-	(64,220)
Proceeds from sale of oil and gas properties	-	-	29,980
NET CASH USED BY INVESTING ACTIVITIES	(64,220)	-	(41,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	132,791	46,646	283,413
Repayments of related party debt	-	-	(133,122)
Proceeds from issuance of preferred stock, net of share
issuance costs	-	-	157,500
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	132,791	46,646	378,841

NET CHANGE IN CASH	(1,877)	(4,819)	100
Cash, beginning of period	1,977	5,716	-
Cash, end of period	$100	$897	$100

Cash paid for:
Interest	$-	$-	$ _
Income taxes	-	-	_

Noncash investing and financing activities:
Cancellation of common shares	$-	$-	$100
Common shares issued as finder’s fee for unproved properties	-	-	50,000
Acquisition of unproved property	-	-	12,500
Debt discount from beneficial conversion feature	-	12,764	12,764
Common shares issued for conversion of shareholder loan	1,100	1,000	2,100
Common shares issued for acquisition of intangible assets	4,566,912	-	4,566,912
Notes issued for acquisition of intangible assets	668,869	-	668,869
Common Shares issued as consideration for other current asset-deposit 55,000 - 55,000	55,000	-	55,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERATION ZERO GROUP, INC.
 (A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Generation Zero Group, Inc. (“Generation Zero” or the “Company”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company has operated as a start-up entity pursuing opportunities in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

With the acquisition of Find.com, the Company has made a concerted effort to focus on growing Find.com into a profitable business and other new opportunities and businesses that will attempt to increase the value of the Company’s common stock.

Basis of Presentation. The accompanying unaudited condensed consolidated interim financial statements of Generation Zero and its wholly owned subsidiary, South Marsh LLC, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  However, the results from operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K filed with the SEC on April 14, 2010.

The condensed consolidated financial statements as of December 31, 2009 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and expenses in the statement of expenses. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero has generated no revenue since inception, incurred a net loss of $1,501,709 for the nine months ended September 30, 2010, and has an accumulated deficit of $1,943,676 as of September 30, 2010.  These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock, as well as loans.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 - DEPOSITS

On September 20, 2010, Generation Zero entered into an Exclusive Assignment of Supplier Service Agreement with Talent Search and Rescue LLC.  Generation Zero issued 500,000 shares of its restricted common stock in connection with this agreement as consideration.  The consideration has been valued at $55,000, which is the Company’s estimate of the fair market value of the Company’s rights under this Exclusive Assignment and has been accounted for as Other Asset-deposit with an offsetting amount in Deferred Credits due to the possibility that the stock issued to Talent Search and Rescue will be forfeited under certain conditions pursuant to the agreement as a contingent consideration.  The par value of the stock has been offset against Additional Paid in Capital causing no change in the overall equity of Generation Zero.

NOTE 4 - INTANGIBLE ASSETS

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

Since the acquisition of the technology assets, the Company has been pursuing an alternative strategy for the Find.com URL.  This strategy will use only certain aspects of the acquired technology assets going forward.  Generation Zero intends to utilize the full functionality of the technology assets on future initiatives unrelated to Find.com, and accordingly has recorded an impairment charge of $1,100,000 based on the current status of Find.com and the fact that the timing of the future initiatives is unknown and uncertain.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company.  Find.com URL Holding LLC owns 100% of the URL known as www.find.com, which together with the technology assets acquired in April 2010, are the only assets of the Company.  The purchase price to the members in consideration for their membership interest was a total of 988,567 shares of restricted common stock plus notes in the aggregate principal of $3,071,488 (of which $49,219 was paid at closing in cash by Generation Zero). This share exchange resulted in Generation Zero obtaining over 99% of the ownership interest in URL Holding, LLC as of June 30, 2010 and the remaining interest was acquired subsequent to June 30, 2010.   Subsequent to the closing, additional shares were issued when 100% of the consents were received from URL Holdings’ sellers, accordingly, in total 1,000,000 shares were issued in total.  Also on June 30, 2010, and concurrent with this acquisition,  Generation Zero entered into an Asset Purchase Agreement with Scientigo, Inc. (“Scientigo”)to acquire an option held by Scientigo that allowed the holder to purchase a 40% interest in URL Holdings, LLC.  The purchase price paid to Scientigo in consideration for the Option was 14,000,000 shares of restricted common stock plus $15,000 in cash, a delayed payment of $50,000 and a note for $55,000.  The delayed payment has no interest component and was due July 30, 2010.  This payment was not made.  The note is payable July 30, 2010 and bears a total interest expense of $50.  The note payment was not made.  Generation Zero has included the consideration for the option acquisition to be part of the cost of acquiring 100% of the intangible asset.  The URL was valued at $4.0 million based upon a valuation report prepared by a third party valuation specialist.  The Company allocated this value to the consideration received based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based of the quoted market price of the stock on June 30, 2010.

NOTE 5 – DEFERRED CREDIT

As described in Note 3, Generation Zero has recorded a deferred credit related to the staffing agreement with Talent Search and Rescue LLC.

NOTE 6 – NOTES PAYABLE

As of September 30, 2010, notes payable (short term) consists of:

1.
$3,071,488 notes payable issued in conjunction with the acquisition of the URL www.find.com..  As of September 30, 2010, the gross balance on these notes is $3,022,269, with an associated unamortized debt discount of $2,253,944.  The discount will be amortized using the effective interest method over the life of the notes.  These notes accrue interest at 12% per annum.  A principal payment was due July 30, 2010 in the aggregate amount of $250,000 and additional six equal quarterly principal payments of $49,918 are due 3 months, 6 months, 9 months, 12 months, 16 months, and 20 months after June 30, 2010.  The accrued interest will be paid quarterly beginning September 30, 2010 for 18 months.  After the 18 month period Generation Zero will make equal monthly payments of $204,000 of principal and interest with the final payment being due December 31, 2012.  These notes are secured by security interests in all of Generation Zero’s personal property, including the 100% ownership of the www.find.com URL.  The required payments have not been made and the notes are currently in default.  As such the entire balance of the notes is included as part of the current liabilities on the balance sheet as of September 30, 2010.  As of the date of this filing, the note holders, through their collateral agent, have not taken any action related to the default.  As of the date of this filing, there is $100,000 in escrow for four month forbearance through March 15, 2011(described in greater detail in Note 11).

2.
$55,000 note payable to Scientigo, Inc. (“Scientigo” or the “Collateral Agent”) issued in conjunction with the asset purchase agreement noted above.  The note was due on July 30, 2010 and bears a total interest expense of $50.  This note has not been paid as of the date of this filing.  As of the date of this filing, there is $50,000 in escrow for a four month forbearance (described in greater detail in Note 11).

3.	$50,000 payable amount in conjunction with the asset purchase agreement noted above. This amount is due on demand and does not bear any interest

NOTE 7 – RELATED PARTY TRANSACTIONS

Generation Zero borrows from shareholders and Directors periodically.  The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice.  At September 30, 2010 and December 31, 2009, there was an outstanding balance of $137,791 and $5,000, respectively, due to the shareholders and Directors.  In November 2010, an aggregate of $100,000 of the amount owed to the CEO and sole director was assigned to a third party in connection with a $150,000 loan made to the Company by that third party as described in Note 11.

NOTE 8 – COMMON STOCK

On February 12, 2010 Generation Zero implemented a 1 for 100 reverse stock split of the common stock. Pursuant to the reverse split, each 100 shares of common stock issued and outstanding as of the effective date was converted into 1 share of common stock. All share and per share data herein has been retroactively restated to reflect the reverse split.

As disclosed in Note 4, during the nine months ending September 30, 2010, Generation Zero issued an aggregate of 24,988,567 shares of common stock valued at $4,566,912 based on the relative fair value to acquire the URL www.find.com and related technology.

As disclosed in Note 3, during the nine months ended September 30, 2010, Generation Zero issued 500,000 shares of its restricted common stock, as consideration to acquire its rights under the Exclusive Assignment of Supplier Service Agreement.  These shares have been issued as a contingent consideration as they may be forfeited by the recipient under certain conditions pursuant to the agreement.

During the nine months ended September 30, 2010, the holders of the convertible notes payable elected to convert $1,100 of the loan into 1.1 million shares of common stock.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock
Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of September 30, 2010, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock
Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of September 30, 2010, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – COMMITMENTS

On or around June 8, 2010, we entered into an agreement to acquire the Uniform Resource Locator (“URL”) www.beach.org (“beach.org”), which includes full and unrestricted control over the URL.  The purchase price for beach.org is $95,000 payable by us at any time prior to December 31, 2011.  However, ownership does not transfer to us until the above payment is made.  Until such time as we purchase beach.org, we agree to pay the seller a license fee of $50 per month for usage and control rights and to pay all costs associated with the operations of beach.org.  We have until December 31, 2011 to make the purchase or the agreement to acquire or terminate (with no recourse).  The Seller has refused the Company’s late payment and has redirected the URL away from the Company.  The Company is working with the Seller to resolve this matter amicably.  The Company believes it has tendered the Seller the information that is required to reinstate the license.  The Company will pursue legal action if it is not resolved amicably within 30 days.  The Company can not determine the outcome of this matter at this point and does not believe the ultimate outcome will have a material impact on its consolidated financial position or result of operations.

NOTE 11 – SUBSEQUENT EVENTS

On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Palm Investments, LLC. (“Seven Palm”) agreed to cancel and forgive its portion of a Promissory Note (the “Convertible Note”) then owed by the Company to Seven Palm (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement).

As a result of the Termination Agreement, the Convertible Note has an outstanding principal balance of $5,332 as of the date of this report (without factoring in accrued and unpaid interest thereunder).

If the remaining approximately $5,332 of principal owed pursuant to the Convertible Note was converted into shares of the Company’s common stock, such Promissory Convertible Note would convert into 5,332,000 shares of common stock, however, the holder thereof has agreed that it will not convert an amount of the Convertible Note such that after such conversion it would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Convertible Note can never be used to effect a change of control.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Modesitt Note”).  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign to Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidences an aggregate of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Third Party Note”).  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note.

The Company did not make the required payment of $250,000 under the Find.com notes (the “Notes” described under Note 6) to the holders thereof (the “Note Holders”) when due on July 30, 2010 (the “Default”) and did not made the required payments of $55,000 to Scientigo as of July 30, 2010.  As such, Scientigo, as Collateral Agent for the Notes has declared the Notes in default.  As a result of the Default, the balance of the Notes is accruing interest at the default rate of 14% per annum and the Collateral Agent has the right to take further action under the Notes to declare the entire principal amount of the Notes immediately due and/or among other things, affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).

The Company paid $150,000 to an escrow agent in November 2010 in connection with the Default.  The purpose of this payment was to affect forbearance from the Note Holders for four months through March 15, 2011 and to make a $50,000 payment toward the amount owed to Scientigo.

Pursuant to the proposed terms and conditions of a Forbearance Agreement (the “Forbearance Agreement”), which have not been formally finalized or agreed to as of the date of this filing, the Collateral Agent would forbear from taking any action in connection with the Default until March 15, 2011 (subject to any default occurring other than in connection with the Default)(the “Forbearance Period”) and the Notes will continue to bear interest at the rate of 14% per annum during the Forbearance Period.  Additionally, the Company would agree to pay the Note Holders $100,000 of principal reduction from the amount currently held in escrow and issue such Note Holders an aggregate of 200,000 shares of common stock; reimburse the Collateral Agent for attorneys fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default.

The Forbearance Agreement also contemplates the Company paying one-half of the first $300,000 of any equity or debt capital raised by the Company moving forward (i.e., up to $150,000 of any funds raised) as follows (i) first to the Collateral Agent, for transaction related expenses (until $20,000 is paid) and thereafter (ii) two-thirds of each dollar to the holders of the Notes and one-third of each dollar to the Collateral Agent with respect to the unpaid balance of the required funds to be paid to Scientigo.   The Forbearance Agreement also contemplates the amendment of the Notes to remove the right of the Company to obtain an Extension as provided above, and to reduce the percentage of Note Holders’ interests required to amend the Notes to holders of at least a majority of the outstanding principal amount of the Notes (instead of 85%).  Finally, the Forbearance Agreement requires that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things.

Approval of the Forbearance Agreement is subject to the approval of the holders of at least 85% of the principal amount of the Notes.  As of the filing of this report, the Collateral Agent has verbally notified the Company that more than 85% of the Note Holders have consented to the Forbearance Agreement and the Company expects that the Forbearance Agreement will be executed within a few days of the filing of this Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF GENERATION ZERO GROUP, INC. AND OUR SUBSIDIARIES (COLLECTIVELY THE "COMPANY", "GENERATION ZERO", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2010.

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

Operations

Our wholly-owned subsidiary, South Marsh LLC, a Delaware limited liability company (“South Marsh”) previously held oil and gas exploration assets, which have since expired or have been relinquished. The financial crisis of 2008 and the subsequent collapse of the natural gas prices have made drilling in the Gulf of Mexico unattractive.  As such, we have changed our business focus to activities in Internet, technology and entertainment related businesses, and have closed on an acquisition of certain technologies and other proprietary information described below.  The Company believes that the acquisitions in addition to acquisitions that the Company is seeking to finalize will allow it to generate revenues and income in the future, and will require a limited capital investment on a relative basis, as opposed to the oil and gas exploration industry, which requires significant capital prior to generating any revenue in most cases.  The Company expects to take steps to dissolve South Marsh within thirty (30) days as it is no longer operating and no longer holds any assets.

We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.  We have not generated any significant revenues to date and do not anticipate being able to generate significant revenues until such time as we can raise substantial additional capital and the find.com URL we acquired (as described in greater detail below) is further developed and marketed.

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

MATERIAL EVENTS:

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”).  The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  Capersia had the right at any time prior to the date such Convertible Note was repaid to convert any or all of the outstanding principal amount of the Convertible Note into shares of the Company’s common stock at a conversion price of $0.10 per share (which as described below was not affected by the reverse stock split).  The Convertible Note is payable on demand; however, Capersia agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.

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

On or around November 10, 2009, Capersia sold its entire interest in the Convertible Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”).  As of the filing of this report, Cascata and Seven Palm have each converted $550 of the note and been issued 550,000 shares each as discussed below.

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

In May 2010, an aggregate of $550 of the Convertible Note (described above) was converted by each of Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Seven Palm agreed to cancel and forgive its portion of the Promissory Note then owned by the Company to Seven Palm (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement).

As a result of the Termination Agreement, the Convertible Note has an outstanding principal balance of $5,332 as of the date of this report (without factoring in accrued and unpaid interest thereunder).

If the remaining approximately $5,332 of principal owed pursuant to the Convertible Note was converted into shares of the Company’s common stock, such Promissory Convertible Note would convert into 5,332,000 shares of common stock, however, as described above, Cascata has agreed that it will not convert an amount of the Convertible Note such that after such conversion it would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Convertible Note can never be used to effect a change of control by Cascata.

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

The Company operated Beach.org as a portal for information about the BP oil spill in the Gulf of Mexico and the beach areas that were affected and agreed to donate 5% of the gross revenues generated by Beach.org to not for profit causes dedicated to helping individuals or entities impacted by the BP oil spill.  The BP oil spill was contained much sooner than the Company had anticipated and as a result no revenue was generated from Beach.org.

Recently, the seller of Beach.org returned a late license payment made by the Company and is alleging that the Beach.org agreement is null and void.  The Company has sent the seller a letter objecting to this position and has agreed to tender payment for all back due license fees.  The Company intends to pursue its rights through legal and equitable remedies if the dispute can not be resolved amicably.  In any event, the Company does not view Beach.org as a material asset even if the dispute is not resolved in the Company’s favor and the Company loses the rights to the Beach.org URL.

Exchange Agreement

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

The Exchange Agreement provided for (a) the issuance of an aggregate of 1,000,000 shares of the Company’s restricted common stock, and (b) the issuance of secured promissory notes (“Notes”) in an aggregate principal amount of approximately $3,070,000 (representing the aggregate amount of money owed to such URL Holding Members pursuant to previously outstanding promissory notes) to the URL Holding Members (the “Note Holders”).  The Notes are in favor of the selling members of URL Holding and are secured by the assets of the Company including the URL Holding membership units purchased by the Company.  The Exchange Agreement also required that the Company make a closing payment in an aggregate amount of $50,000 to the URL Holding Members.

Notes

The Notes, bear interest at the rate of 12% per annum, and are payable as follows: (a) $50,000 which was due on the closing of the Exchange Agreement (June 30, 2010, the “Closing Date”), and which was paid to the Note Holders on such date; (b) $250,000 which was due to the Note Holders within 30 days of the closing date of the Exchange Agreement (which has not been paid to date as described below); (c) approximately $49,918.47 which is due at the end of each quarter for six quarters, due three months, six months, nine months, twelve months, sixteen months and twenty months after the Closing Date, each representing 1/6th of the Note Holder’s portion of an aggregate of $299,510.82; (d) by way of interest payments representing the accrued interest on the Notes which are due quarterly, beginning three months after the Closing Date and continuing until 18 months from the Closing Date; and (e) by way of twelve monthly payments of principal and interest (which monthly principal payments will total approximately $2,450,000 or $204,000 per month) representing the then outstanding balance of the Notes, the last of which payment is due December 31, 2012 (the “Maturity Date”).  The Notes may be prepaid at any time without penalty.

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes will accrue interest at 14% per annum which rate the Notes are currently accruing interest as a result of our default in the payment of certain amounts due under the Notes, as described below, and the Company may obtain a thirty day extension to cure any event of default by issuing the Note Holders an aggregate of 50,000 shares of the Company’s common stock which the Company plans to do (an “Extension”).  If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default (subject to any Extension), the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below).  Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.

The Company’s repayment of the Notes is secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo serves as collateral agent for the benefit of the Note Holders under the Security Agreements (the “Collateral Agent”).  Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holding, solely for the purpose of protecting the collateral securing the Notes.  Matthew Krieg, the Company’s Chief Executive Officer and President, serves as President and Chief Executive Officer of URL Holding.

The Company obtained the $50,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its Chief Executive Officer, Matthew Krieg.

Asset Purchase Agreement

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 39.7% of our then outstanding shares (not including the 1,000,000 shares we agreed to issue to the Note Holders, as described above) and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and which the Company is in default in connection with as described below.  Pursuant to the Asset Purchase Agreement, we agreed that if we sell a 40% interest in URL Holding for an amount in excess of $50,000,000 (plus capital expenditures) within eighteen months of the closing of the Asset Purchase Agreement, we would issue Scientigo additional shares of our common stock equal in value to $1,000,000, based on the greater of the then current market value of our common stock or $1.00 per share.

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

As described above, the Company did not make the required payment of $250,000 under the Notes to the Note Holders when due on July 30, 2010 (the “Default”) and did not made the required payments of $55,000 to Scientigo as provided in connection with the Cash Payment as of July 30, 2010, and has not made such required payments to date.  As such, Scientigo, as Collateral Agent for the Notes has declared the Notes and the Cash Payment in default.  As a result of the Default, the balance of the Notes is accruing interest at the default rate of 14% per annum and the Collateral Agent has the right to take further action under the Notes to declare the entire principal amount of the Notes immediately due and/or among other things, affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).

The Company paid $150,000 to an escrow agent in November 2010 in connection with the Default.  The purpose of this payment was to affect a forbearance from the Note Holders for four months through March 15, 2011 and to make a $50,000 payment toward the Cash Payment (as described in greater detail below).  The escrow agent is authorized to release the $150,000 upon the consent of at least 85% of the Note Holders, the required percentage to amend or modify the Notes.  The Company has been notified by the Collateral Agent that more than 85% of the consents have been received and expects that the forbearance agreement (the “Forbearance Agreement”) will be formally executed by the parties within five business days of the filing of this report.  The executed Forbearance Agreement will be reported in a Form 8-K filing with the Commission.

Pursuant to the proposed terms and conditions of a Forbearance Agreement (the “Forbearance Agreement”), which have not been formally finalized or agreed to as of the date of this filing, the Collateral Agent would forbear from taking any action in connection with the Default until March 15, 2011 (subject to any default occurring other than in connection with the Default)(the “Forbearance Period”) and the Notes will continue to bear interest at the rate of 14% per annum during the Forbearance Period.  Additionally, the Company would agree to pay the Note Holders $100,000 of principal reduction from the amount currently held in escrow and issue such Note Holders an aggregate of 200,000 shares of common stock; reimburse the Collateral Agent for attorneys fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default.

The Forbearance Agreement also contemplates the Company paying one-half of the first $300,000 of any equity or debt capital raised by the Company moving forward (i.e., up to $150,000 of any funds raised) as follows (i) first to the Collateral Agent, for transaction related expenses (until $20,000 is paid) and thereafter (ii) two-thirds of each dollar to the holders of the Notes and one-third of each dollar to the Collateral Agent with respect to the unpaid balance of the required Cash Payment.   The Forbearance agreement also contemplates the amendment of the Notes to remove the right of the Company to obtain an Extension as provided above, and to reduce the percentage of Note Holders’ interests required to amend the Notes to holders of at least a majority of the outstanding principal amount of the Notes (instead of 85%).  Finally, the Forbearance Agreement requires that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things.

Approval of the Forbearance Agreement is subject to the approval of the holders of at least 85% of the principal amount of the Notes.  As of the filing of this report, the Collateral Agent has verbally notified the Company that more than 85% of the Note Holders have consented to the Forbearance Agreement and the Company expects that the Forbearance Agreement will be executed within a few days of the filing of this Report.

Assignment of Supplier Agreement:

In September 2010, the Company entered into an Exclusive Agreement (the “Exclusive Agreement”) with Talent Search and Rescue, LLC (“Talent”), an entity controlled by Caesar Capital LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent will attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  Talent has experience in this area and was able to secure a very strong arrangement whereby many staffing opportunities should be available for staffing.  The Company issued Talent an aggregate of 500,000 shares of its restricted common stock to Talent as consideration for Talent entering into the Exclusive Agreement.  The Exclusive Agreement also provides the Company the right to purchase an additional thirty percent interest in the net profits generated by Talent through the Assignment Agreement (pursuant to the same rights above) for an additional 500,000 shares of restricted common stock, which option has not been exercised to date.  If the Company were to exercise this option, the Company would then receive 80% of the net profits from the Exclusive Agreement.  The parties have agreed that the shares issued as described above will be cancelled if no staffing assignments are made pursuant to the terms of the Exclusive Agreement within six months of the parties signing the agreement.

Promissory Notes:

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement and funds used for working capital through the sale of promissory notes.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Modesitt Note”).  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidences an aggregate of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note, which shares have not been issued to date and have not been included in the number of issued or outstanding shares disclosed throughout this report.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Third Party Note”).  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note, which shares have not been issued to date and have not been included in the number of issued or outstanding shares disclosed throughout this report.

Description of Find.com:

Find.com, which we acquired ownership of pursuant to our purchase of 100% of the outstanding membership interests of URL Holdings, pursuant to the transactions above, is a domain name and website. The website had been powered by certain technology assets that the Company acquired on or about April 28, 2010, as described in greater detail above.  However, the Company is pursuing a strategy for Find.com that uses different technology.  The technology assets are still intended to be used by the Company in connection with a different website strategy.  The new Find.com strategy is still in the development stages and will be reported in a Form 8-K or periodic report filing when it is fully released.  The acquisition of Find.com was always contemplated to be made by the Company, but because the structure of the transaction was much more complicated for a variety of reasons unrelated to the Company, the transaction to acquire Find.com did not close until June 30, 2010.  Find.com is a URL that the Company believes has tremendous attributes as a domain name for purposes of search engine maximization and marketing.  The Company believes that it will be able to manage and operate the domain name in a manner that will create value for the Company.  This management and operation may involve strategic partnerships and revenue sharing relationships as is common in the operation of domain names.  The Company expects to generate revenue from pay per click models, acquisition fees, direct marketing and sales of products and services and other items that are conducive to being sold and marketed on the Internet.  The Company believes that Find.com has a broad reach and can be used for a variety of purposes.  To date Find.com has not generated  revenue, but the Company believes that the domain name can be grown into a significant Internet based business.  However, the success of the Find.com asset is subject to the availability of necessary financing for operations and to service the Notes.  The Company expects to reveal a comprehensive business plan and plan of operations for Find.com within the next 60 days, however, the website will remain operational in the interim.

Description of the Technology Assets:

The Technology Assets described above are comprised primarily of the technology that powered the www.Find.com website.  Four letter URL’s that spell an easy to understand word are all privately owned or reserved.  Short URL’s are preferable for marketing purposes as they are easier to remember and in the case of Find.com, the URL sends a clear message as to what the website is about so it should be easier to brand.

We believe that the Find.com URL name lends itself to being used as a search engine or for a variety of other uses as the e-commerce world continues to develop and become more focused and refined.  The Company understands that Google and other large players such as Bing and Ask.com are dominant in the search space.  The Company has no intention or belief that it will overtake or even compete with these large players.

The Company intends to partner through a revenue sharing agreement with other search engines and through lead generation agreements with various businesses and selling direct products and services.   The Company expects to develop certain verticals within Find.com and other websites and create revenue sharing opportunities, of which there can be no assurance.

The Company also intends to use and improve the technology assets acquired in the acquisition to develop other websites through marketing and providing information, products and services that create revenue sharing opportunities for the Company.  Previously, www.Find.com and the Technology Assets have not generated significant revenues, but we believe that the technology that has been developed has proven to work effectively.  Through continued use, the Company hopes to build a revenue base from revenue sharing, licensing, and by using the Technology Assets in connection with other websites it hopes to acquire and market in the future, funding and opportunities permitting.

The Company is currently in negotiations in connection with several revenue sharing opportunities with Find.com and other URLs to hopefully generate license fee revenue, marketing and lead generation revenue sharing, and the development of certain verticals that the Company plans to market directly or through other websites such as Find.com in the future.

We believe that the Technology Assets have many proprietary qualities that make them effective for online marketing and that the Technology Assets are versatile so they can be used for other websites and related applications.  Our Chief Executive Officer, Matthew Krieg, has significant experience in online travel and other Internet based businesses and his experience and training should be beneficial to the Company and allow it to move forward with this new strategy without having to add employees before revenues are achieved.

Plan of Operation

Our goal is to expand or build our business through a variety of efforts surrounding the use of the Technology Assets and our acquisition of Find.com  to build revenue generating activities.  We are considering ongoing offerings of securities under private placements, acquisitions, and joint ventures with other public and private companies and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans).

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

We did not generate any revenues for the three months ended September 30, 2010, or for the three months ended September 30, 2009.  The Company expects that Find.com will start to generate revenues in the fourth quarter of 2010.

We had general and administrative expenses of $35,413 for the three months ended September 30, 2010, compared to general and administrative expenses of $40,476 for the three months ended September 30, 2009, a decrease of $5,063 from the prior period.  The general and administrative expenses mainly consisted of legal and accounting fees.

We had $0 in depreciation expense for the three months ended September 30, 2010 compared with depreciation expense of $382 for the three months ended September 30, 2009.

We had total operating expenses and a total operating loss of $1,135,413 for the three months ended September 30, 2010, compared to total operating expenses and a total operating loss of $40,858 for the three months ended September 30, 2009, an increase in total operating expenses and total operating loss of $1,094,555 from the prior period.  The increase in the operating expenses and loss is largely a result of the $1,100,000 impairment charge taken on the technology assets acquired in April 2010 during the three months ended September 30, 2010, which were not present during the three months ended September 30, 2009.  The technology assets were used to power the Find.com website.  The Company has recently started to implement a new strategy for the Find.com website which will use other technology.  Accordingly, although the Company intends to use the acquired technology assets for other initiatives in the future, the Company took an impairment of these intangible assets based on the uncertain nature of any future initiatives that would use the technology assets.

We had no loss on abandonment of fixed assets for the three months ended September 30, 2010 or the three months ended September 30, 2009.

We had interest expense of $296,690 for the three months ended September 30, 2010, compared to interest expense of $2,759 for the three months ended September 30, 2009, an increase in interest expense of $293,931 from the prior period, such increase in interest expense was in connection with interest on the outstanding Convertible Notes, notes payable – related parties and the Notes held by the Note Holders which were issued in connection with the acquisition of Find.com.

We had a net loss of $1,432,103 for the three months ended September 30, 2010, compared to a net loss of $43,617 for the three months ended September 30, 2009, an increase in net loss of $1,388,486 from the prior period, which was mainly due to the $293,931 increase in interest expenses and the $1,100,000 impairment charge on the intangible assets.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

We did not generate any revenues for the nine months ended September 30, 2010, or for the nine months ended September 30, 2009.

We had general and administrative expenses of $95,218 for the nine months ended September 30, 2010, compared to general and administrative expenses of $116,969 for the nine months ended September 30, 2009, a decrease of $21,751 from the prior period.  The decrease in general and administrative expenses was mainly due to an effort to eliminate office expenses and personnel related costs.

We had no impairment of oil and gas properties for the nine months ended September 30, 2010, compared to $12,500 of impairment of oil and gas properties for the nine months ended September 30, 2009, which was due to the relinquishment of an interest in an oil and gas lease relating to our prior oil and gas operations.

We had $1,100,000 of impairment of intangible asset for the nine months ended September 30, 2010, compared to no impairment of intangible asset for the nine months ended September 30, 2009, which was as discussed above, in connection with the impairment of the technology assets used to power the Find.com website.

We had $316 in depreciation expense for the nine months ended September 30, 2010 compared with depreciation expense of $1,144 for the nine months ended September 30, 2009.

We had total operating expenses and a total operating loss of $1,195,534 for the nine months ended September 30, 2010, compared to total operating expenses and a total operating loss of $130,613 for the nine months ended September 30, 2009, an increase in total operating expenses and total operating loss of $1,064,921 or 815% from the prior period, which was mainly due to the $1,100,000 of impairment of intangible asset for the nine months ended September 30, 2010.

We had $3,028 of loss on abandonment of fixed assets for the nine months ended September 30, 2010, compared to no loss on abandonment of fixed assets for the nine months ended September 30, 2009, in connection with assets that had been used for the prior oil exploration office and operations.

We had interest expense of $303,147 for the nine months ended September 30, 2010, compared to interest expense of $3,591 for the nine months ended September 30, 2009, an increase in interest expense of $299,556, such increase in interest expense was in connection with interest on the outstanding Convertible Note Payable – related parties and the Notes held by the Note Holders which were issued in connection with the acquisition of Find.com.

We had a net loss of $1,501,709 for the nine months ended September 30, 2010, compared to a net loss of $134,204 for the nine months ended September 30, 2009, an increase in net loss of $1,367,505 from the prior period, which was mainly due to the $299,556 increase in interest expense and the $1,100,000 impairment charge taken on the intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,255,100 as of September 30, 2010 consisting solely of current assets of $55,100, representing cash of $100 and other current asset-deposit of $55,000 with respect to the stock issued to Talent as consideration pursuant to the Exclusive Agreement that has a forfeiture provision as discussed above, and long-term assets consisting of intangible assets of $4,200,000.

We had total liabilities as of September 30, 2010 of $1,191,535 consisting of total current liabilities of $1,180,871; which included $22,238 of accounts payable, $92,517 of accrued liabilities; $55,000 in deferred credit as an offset to the deposit carried in current assets in connection with the shares issued to Talent, as described above; $137,791 of short-term debt payable to related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below, and $873,325 of notes payable, net of unamortized discount of $2,253,944.  In addition, we had non-current liabilities consisting of $10,664 of long-term note payable as described below.

We had a working capital deficit of $1,125,771, current assets of $55,100, consisting of only $100 in cash and the remaining $55,000 in other current asset – deposit and a total deficit accumulated during the development stage of $1,943,676 as of September 30, 2010. These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock and loans.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”).  The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Convertible Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  Capersia had the right at any time prior to the date such Convertible Note is repaid to convert any or all of the outstanding principal amount of the Convertible Note into shares of the Company’s common stock.

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

On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Seven Palm agreed to cancel and forgive its portion of the Promissory Note then owned by the Company to Seven Palm (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement).

As a result of the Termination Agreement, the Convertible Note has an outstanding principal balance of $5,332 as of the date of this report (without factoring in accrued and unpaid interest thereunder).

If the remaining approximately $5,332 of principal owed pursuant to the Convertible Note was converted into shares of the Company’s common stock, such Promissory Convertible Note would convert into 5,332,000 shares of common stock, however, as described above, Cascata has agreed that it will not convert an amount of the Convertible Note such that after such conversion it would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Convertible Note can never be used to effect a change of control by Cascata.

The modified note contains a beneficial conversion feature. We calculated the intrinsic value of the conversion feature of the modified note and recorded a discount on the debt of $12,764. The discount is being amortized over the life of the loan using the effective interest rate method. During the nine months ended September 30, 2010, an aggregate of $7,478 of amortization was recorded on the debt discount.

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

From time to time, the Company borrows funds from its sole officer and Director, Matthew Krieg, and as of September 30, 2010, the Company had borrowed $137,791 from Mr. Krieg (of which the rights to $100,000 was assigned to Mr. Modesitt in connection with and documented by the Modesitt Note described below in November 2010). The loans bear zero interest and are due on demand with 90 days notice.

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

The Notes bear interest at the rate of 12% per annum and are payable as follows: (a) $50,000 which was due on the closing of the Exchange Agreement (June 30, 2010, the “Closing Date”), and which was paid to the Note Holders on such date; (b) $250,000 which was due to the Note Holders within 30 days of the closing date of the Exchange Agreement which payment has not been made as of the date of this filing and which the Company is in default in connection with as described below; (c) by way of six equal quarterly payments, due three months, six months, nine months, twelve months, sixteen months and twenty months after the Closing Date, each representing 1/6th of the Note Holder’s portion of an aggregate of $299,510.82 (approximately $49,918.47 which is due at the end of each quarter); (d) by way of interest payments representing the accrued interest on the Notes which are due quarterly, beginning three months after the Closing Date and continuing until 18 months from the Closing Date; and (e) by way of twelve monthly payments of principal and interest (which monthly principal payments will total approximately $2,450,000 or $204,000 per month) representing the then outstanding balance of the Notes, the last of which payment is due December 31, 2012 (the “Maturity Date”).  The Notes may be prepaid at any time without penalty.

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes will accrue interest at 14% per annum which rate the Notes are currently accruing interest as a result of our default, and the Company may obtain a thirty day extension to cure any event of default by issuing the Note Holders an aggregate of 50,000 shares of the Company’s common stock (an “Extension”).  If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default (subject to any Extension), the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below).  Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.

The Company’s repayment of the Notes is secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo serves as collateral agent for the benefit of the Note Holders under the Security Agreements (the “Collateral Agent”).  Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holding, solely for the purpose of protecting the collateral securing the Notes.  Matthew Krieg, the Company’s Chief Executive Officer and President, serves as President and Chief Executive Officer of URL Holding.

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 39.7% of our then outstanding shares (not including the 1,000,000 shares we agreed to issue to the Note Holders, as described above) and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and which the Company is in default in connection with the payment of.  Pursuant to the Asset Purchase Agreement, we agreed that if we sell a 40% interest in URL Holding for an amount in excess of $50,000,000 (plus capital expenditures) within eighteen months of the closing of the Asset Purchase Agreement, we would issue Scientigo additional shares of our common stock equal in value to $1,000,000, based on the greater of the then current market value of our common stock or $1.00 per share.

Scientigo also has the right pursuant to the Asset Purchase Agreement to name two members to the Company’s advisory board in order to oversee activities that may affect the collateral pledged to the Note Holders (as described above).

As described above, the Company did not make the required payment of $250,000 under the Notes to the Note Holders when due on July 30, 2010 (the “Default”) and did not made the required payment of $55,000 to Scientigo as provided in connection with the Cash Payment as of July 30, 2010, and has not made such required payments to date.  As such, Scientigo, as Collateral Agent for the Notes has declared the Notes and the Cash Payment in default.  As a result of the Default, the balance of the Notes is accruing interest at the default rate of 14% per annum and the Collateral Agent has the right to take further action under the Notes to declare the entire principal amount of the Notes immediately due and/or among other things, affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).

The Company paid $150,000 to an escrow agent in November 2010 in connection with the Default.  The purpose of this payment was to effect a forbearance from the Note Holders for four months through March 15, 2011 and to make a $50,000 payment toward the Cash Payment (as described in greater detail below).  The escrow agent is authorized to release the $150,000 upon the consent of at least 85% of the Note Holders, the required percentage to amend or modify the Notes.  The Company has been notified by the Collateral Agent that the forbearance agreement (“Forbearance Agreement”) has been formally approved by more than the required 85% of the Note Holders as of the filing of this report.  Accordingly, the Company expects that the Forbearance Agreement will be executed within five business days of the filing of this Report.

The currently proposed terms of the Forbearance Agreement which the Company has received notice was approved by greater than the 85% of the required principal amount of the Note Holders, would require the Company to pay the Note Holders $100,000 in principal reduction and Scientigo $50,000 toward the Cash Payment from the amount currently held in escrow,  and issue such Note Holders an aggregate of 200,000 shares of common stock; reimburse the Collateral Agent for attorneys fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default.  Additionally, the Company would be required to pay one-half of the first $300,000 of any equity or debt capital raised by the Company moving forward (i.e., up to $150,000 of any funds raised) as follows (i) first to the Collateral Agent, for transaction related expenses referenced in Section 3 of this Agreement (until $20,000 is paid) and thereafter (ii) two-thirds of each dollar to the holders of the Notes and one-third of each dollar to the Collateral Agent with respect to the unpaid balance of the required Cash Payment.   The Forbearance Agreement also requires that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon repayment of the Notes, among other things.

As of the filing of this Report, the Collateral Agent has informed the Company that greater than 85% of the Note Holders have consented to the Forbearance Agreement and the Company expects the Forbearance Agreement to be executed by the parties within five business days of the filing of this Report.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement and an additional $50,000 of funds used for working capital through the sale of promissory notes as described below in November 2010.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Modesitt Note”).  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidences an aggregate of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note, which shares have not been issued to date and have not been included in the number of issued or outstanding shares disclosed throughout this report.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Third Party Note”).  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note, which shares have not been issued to date and have not been included in the number of issued or outstanding shares disclosed throughout this report.

We had $70,448 of net cash used in operating activities for the nine months ended September 30, 2010, which mainly included a net loss of $1,501,709 offset by $1,100,000 for impairment of intangible assets, $211,935 of amortization of debt discount and $91,215 of accrued liabilities.

We had $64,220 of net cash used by investing activities for the nine months ended September 30, 2010, which consisted solely of the cash component of the purchase of intangible assets in connection with the www.find.com acquisition.

We had $132,791 of net cash provided by financing activities for the nine months ended September 30, 2010, which consisted solely of $132,791 advances made by our current sole officer and Director, Matthew Krieg, as of September 30, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate the need for approximately $75,000 of additional funding moving forward to support our operations for approximately the next 12 months, not including amounts which are due in connection with our recent acquisitions as of Beach.org or Find.com, as described above (and as described below in connection with the following risk factor) and/or amounts required to repay our other outstanding loans or liabilities.  Moving forward, we anticipate Matthew Krieg, our officer and Director and the Company’s largest shareholder, will continue funding us, although he has made no such commitments.  We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate plan.

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

As described above, the Company did not make the required payment of $250,000 under the Notes to the Note Holders when due on July 30, 2010 (the “Default”) and did not made the required payments of $55,000 to Scientigo as provided in connection with the Cash Payment as of July 30, 2010, and has not made such required payments to date.  As such, Scientigo, as Collateral Agent for the Notes has declared the Notes and the Cash Payment in default.  As a result of the Default, the balance of the Notes is accruing interest at the default rate of 14% per annum and the Collateral Agent has the right to take further action under the Notes to declare the entire principal amount of the Notes immediately due and/or among other things, affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).

The Company paid $150,000 to an escrow agent in November 2010 in connection with the Default.  The purpose of this payment was to affect a forbearance from the Note Holders for four months through March 15, 2011 and to make a $50,000 payment toward the Cash Payment (as described in greater detail below).  The escrow agent is authorized to release the $150,000 upon the consent of at least 85% of the Note Holders, the required percentage to amend or modify the Notes.

The currently proposed terms of the Forbearance Agreement would require the Company to pay the Note Holders $100,000 of the amount currently held in escrow and issue such Note Holders an aggregate of 200,000 shares of common stock; reimburse the Collateral Agent for attorneys fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default.  Additionally, the Company would be required to pay one-half of the first $300,000 of any equity or debt capital raised by the Company moving forward (i.e., up to $150,000 of any funds raised) as follows (i) first to the Collateral Agent, for transaction related expenses referenced in Section 3 of this Agreement (until $20,000 is paid) and thereafter (ii) two-thirds of each dollar to the holders of the Notes and one-third of each dollar to the Collateral Agent with respect to the unpaid balance of the required Cash Payment.   The Forbearance Agreement also requires that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights) would enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon repayment of the Notes, among other things.

The Company has been notified by the Collateral Agent that the forbearance agreement (“Forbearance Agreement”) has been formally approved by the Note Holders as of the filing of this report.  The Company expects that the Forbearance Agreement will be executed by the parties within five business days of the filing of this Report.

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

WE CURRENTLY HAVE NEGATIVE WORKING CAPITAL.

We had a working capital deficit of $1,125,771, $55,100 of current assets, consisting of $100 in cash and other current asset-deposit of $55,000 of which is a non-cash deposit and a total accumulated deficit of $1,943,676 as of September 30, 2010, and as such we will need to raise substantial additional capital to continue our business operations and to pay amounts due under the Notes and/or to Scientigo.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  Our failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

Risks Relating to the Company’s Acquisitions of the Technology Assets, Beach.org and Find.com

THE TECHNOLOGY ASSETS, BEACH.ORG AND FIND.COM HAVE NOT PRODUCED REVENUE TO DATE.

Currently, the Technology Assets, Beach.org and Find.com do not have a history of producing revenue and although the Company is optimistic about their potential, there is no assurance that the Company will be successful in its endeavors to license or produce revenue sharing opportunities with the technology or through Find.com or Beach.org ,or that we will generate sufficient revenues to allow us to repay the Notes or pay amounts owed to Scientigo and/or support our operations.  As such, we may never generate significant revenue and our securities may decline in value or become worthless.

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

Additionally, the fees to retain the use of our domain names are currently relatively immaterial, but if the classification of domain names were to change and the costs of securing the attendants rights to domain names were to become significant or if registrations for domain names were to significantly increase, the Company could be in a position where it could not afford to maintain its rights to its internet domain names (including Find.com and Beach.org).  Although the Company does not anticipate this to occur, any significant increase in these types of costs could harm our business or our ability to protect our ownership rights and could make it more expensive to do business and harm our operating results, if any.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS IN THE FUTURE, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

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

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and as a result of FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Since that time, our common stock has traded on the Pinksheets trading market under the symbol “GNZR”.  We are currently analyzing the benefits of engaging a market maker to re-submit our common stock for quotation on the OTCBB.  We cannot however provide any assurance that our common stock will be quoted on the OTCBB in the future, or that if re-quoted on the OTCBB, events will not occur to cause our common stock to be delisted from the OTCBB in the future.   We have a limited market for our common stock that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

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

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”).  The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  The Convertible Note is payable on demand; however, Capersia has agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when due accrue interest at the rate of 15% per annum.   On or around November 7, 2008, the Promissory Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, we entered into an amendment to the Convertible Note, pursuant to which we agreed to amend the conversion price of the Convertible Note to $0.001 per share (which was not affected by the 1:100 reverse stock split), and to allow Capersia to convert $1,000 of the amount owed under the Convertible Note into 1,000,000 shares on a pre-split basis, which after the reverse split equated to 10,000 shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the Convertible Note (as described below) to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”). As of the filing of this report, neither Cascata nor Seven Palm has provided us notice of their intention to demand repayment of the Convertible Note. In May 2010 an aggregate of $550 of the Convertible Note was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.  On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Seven Palm agreed to cancel and forgive its portion of the Promissory Note then owned by the Company to Seven Palm (representing a principal amount of $5,332 prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement). As a result of the Termination Agreement, the Convertible Note has an outstanding principal balance of $5,332 as of the date of this report (without factoring in accrued and unpaid interest thereunder). If the remaining approximately $5,332 of principal owed pursuant to the Convertible Note was converted into shares of the Company’s common stock, such Promissory Convertible Note would convert into 5,332,000 shares of common stock, however, as described above, Cascata has agreed that it will not convert an amount of the Convertible Note such that after such conversion it would own in excess of 4.99% of the Company’s then outstanding common stock, so converting the Convertible Note can never be used to effect a change of control by Cascata.

THERE IS A CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

There is a concern about our ability to continue as a going concern. We had a working capital deficit of $1,125,771, current assets of $55,100, consisting of $100 in cash and other current asset-deposit of $55,000 of which is a non-cash deposit and had an accumulated deficit of $1,943,676 as of September 30, 2010.  For the nine months ended September 30, 2010, we had a net loss of $1,501,709, and we have not generated any revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF PREFERRED STOCK, WHICH SHARES MAY HAVE RIGHTS AND PREFERENCES GREATER THAN OUR CURRENTLY OUTSTANDING COMMON STOCK.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of November 19, 2010, we had 26,714,785 shares of common stock issued and outstanding and 1,000 share of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. As a result of this, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

A  provision of the Forbearance Agreement described in greater detail above  requires that Mr. Krieg agree to cancel the Series A Shares in exchange for 3,000,000 shares of the Company’s common stock at such time as the Notes are paid in full.  In the event that the Series A Shares are cancelled, Mr. Krieg will no longer have voting control over the Company, and the then current majority shareholders of the Company may take action to remove Mr. Krieg as a Director of the Company, appoint a new Director or Directors, and will control the outcome of all mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.  New Directors will be able to appoint new officers (and can terminate Mr. Krieg).  As a result, we may have new management, who may not have as much experience in connection with running the Company or following through on the Company’s business plan, and who may cause the Company to change its business plan.  In the event any of the above events occur, the value of the Company’s securities may decline in value or become worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2010, the Company entered into an Exclusive Agreement (the “Exclusive Agreement”) with Talent Search and Rescue, LLC (“Talent”).  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent will attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions .  Talent has experience in this area and was able to secure a very strong arrangement whereby many staffing opportunities should be available for staffing.  The Company agreed to issue Talent an aggregate of 500,000 shares of restricted common stock to an assign of Talent in consideration for Talent entering into the Exclusive Agreement.  The Exclusive Agreement also provides the Company an additional right to purchase an additional thirty percent of the net profit generated by Talent through the Assignment Agreement (pursuant to the same rights above) for an additional 500,000 shares of restricted common stock, which option has not been exercised to date.   The parties have agreed that the shares issued as described above will be cancelled if no staffing assignments are made pursuant to the terms of the Exclusive Agreement within six months of the parties signing the agreement.  Because of the forfeiture provision, the shares issued have been classified as a current asset deposit.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Modesitt Note”).  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidences an aggregate of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note, which shares have not been issued to date and have not been included in the number of issued or outstanding shares disclosed throughout this report.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Third Party Note”).  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note, which shares have not been issued to date and have not been included in the number of issued or outstanding shares disclosed throughout this report.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As described above, the Company did not make the required payment of $250,000 under the Notes to the Note Holders when due on July 30, 2010 (the “Default”) and did not made the required payments of $55,000 to Scientigo as provided in connection with the Cash Payment as of July 30, 2010, and has not made such required payments to date.  As such, Scientigo, as Collateral Agent for the Notes has declared the Notes and the Cash Payment in default.  As a result of the Default, the balance of the Notes is accruing interest at the default rate of 14% per annum and the Collateral Agent has the right to take further action under the Notes to declare the entire principal amount of the Notes immediately due and/or among other things, affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).

The Company has negotiated a Forbearance Agreement with such terms and conditions as described above.  As of the filing of this report, the Collateral Agent has notified the Company that greater than the required number of the Note Holders have consented to the Forbearance Agreement and the Company expects that the Forbearance Agreement will be executed within five business days of the date of this Report.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(2)	Certificate of Designations of Series A Preferred Stock

Exhibit 3.3(2)	Certificate of Designations of Series B Preferred Stock

Exhibit 3.4(1)	Bylaws

Exhibit 10.1(1)	$8,000 Promissory Note with Capersia Pte. Ltd.

Exhibit 10.2(3)	Amended Promissory Note with Capersia

Exhibit 10.3(4)	Second Amendment to Promissory Note with Capersia
Exhibit 10.4(4)	Third Amendment to Promissory Note with Capersia

Exhibit 10.5(5)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

Exhibit 10.6(5)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

Exhibit 10.7(6)	Asset Purchase Agreement with Find.com Acquisition, Inc.

Exhibit 10.8(7)	Share Exchange Agreement with the Members of URL Holding

Exhibit 10.9(7)	Asset Purchase Agreement with Scientigo, Inc.

Exhibit 10.10(7)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

Exhibit 10.11(7)	Form of Secured Promissory Notes

Exhibit 10.12(7)	$55,000 Promissory Note with Scientigo

Exhibit 10.13(8)	Note Termination Agreement

Exhibit 10.14*	Promissory Note $250,000

Exhibit 10.15* Exhibit 10.16*	Promissory Note $50,000 Assignment of Exclusive Agreement

Exhibit 16.1(8)	Letter from MaloneBailey, LLP

Exhibit 31*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on November 22, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERATION ZERO GROUP, INC.

Dated: November 24, 2010	By: /s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director