Form 10-K
period 2010-12-31
Generation Zero Group, Inc.
filed 2013-01-25
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-146405

GENERATION ZERO GROUP, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	20-5465816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 20225 NE 34TH COURT,
 UNIT #413
AVENTURA, FL 33180
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(786) 509-0312
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
Yes [ ]  No  [X]

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

The issuer's revenues for the most recent fiscal year ended December 31, 2010 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2010, was approximately $219,081.

As of January 25, 2013, the issuer had 32,414,785 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.
FORM 10-K
Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	48

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-K, unless another date is stated, are to December 31, 2010.

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

PART I

ITEM 1.  BUSINESS

Corporate History

Generation Zero Group, Inc. (“we,” the “Company,” and “us”) was formed as a Nevada corporation on May 16, 2006 under the name Velocity Oil & Gas, Inc.  The Company originally operated as a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.  We have since changed our business focus to Internet, technology and entertainment related businesses, and have closed on an acquisition of certain technologies and other proprietary information described below.

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include Super Majority Voting Rights (i.e., the right to vote 51% of the Company’s outstanding voting shares on any shareholder votes) as described in greater detail below under “Description of Capital Stock” – “Preferred Stock” – “Series A Preferred Stock”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we agreed to issue Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009, and which remaining Series A Shares were thereafter issued to Travel Engine.

On or around January 21, 2010, Matthew Krieg, the sole Director of the Company, who is also the Manager and beneficial owner of Travel Engine, our majority shareholder as a result of the Series A Shares, which it held, which provided it the Super Majority Voting Rights, approved via a consent to action without meeting, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

The Certificate, the Stock Split, the Name Change, the Authorized Share Transactions and the Elections were effective with the Secretary of State of Nevada on February 12, 2010, and were effective with the Financial Industry Regulatory Authority (“FINRA”) on March 8, 2010.

Unless otherwise noted, the effect of the Stock Split and Name Change has been retroactively reflected throughout this report.

Find.com Technology Acquisition

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Find.com Acquisition, Inc., a Delaware corporation (“Find.com Acquisition”).  Pursuant to the Purchase Agreement, we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith, including technical documentation, source code, and files (collectively the “Technology Assets”).  As described below, we also subsequently purchased 100% of the ownership interests in URL Holdings, which owns the URL, Find.com.  The Technology Assets also include all service contracts related to the operations of the technology and certain unrelated domain names.  The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL.  The purchase price paid to Find.com Acquisition in consideration for the Technology Assets was 10,000,000 shares of our restricted common stock, representing 98.8% of our then outstanding common stock, however, because Matthew Krieg, our sole officer and Director beneficially owns all of the outstanding shares of our Series A Preferred Stock, he retained super majority voting control over the Company.

Beach.org Acquisition

On or around June 8, 2010, we entered into an agreement to acquire the Uniform Resource Locator (“URL”) www.beach.org (“Beach.org”), which included full and unrestricted control over the URL.  The agreed purchase price for Beach.org was $95,000, payable by us at any time prior to December 31, 2011.  The Company operated Beach.org as a portal for information about the April 2010 BP oil spill in the Gulf of Mexico and the beach areas that were affected and agreed to donate 5% of the gross revenues generated by Beach.org to not-for-profit causes dedicated to helping individuals or entities impacted by the BP oil spill.  The BP oil spill was contained much sooner than the Company had anticipated and as a result no revenue was generated from Beach.org through the operation of the website as a BP oil spill information portal. The agreement required the Company to pay the seller a license fee of $50 per month (beginning on July 1, 2010) for the use of Beach.org (until such time as the entire purchase price was paid in full) and to pay all costs associated with the operations of Beach.org.  The Company failed to pay the required license fees to the seller and during the quarter ended December 31, 2010, the Company agreed not to object to the seller recovering control of the URL Beach.org.  As such, the Company owns no interest or rights to Beach.org, and has no liability in connection with such URL.

Find.com URL Exchange Agreement

On or around June 30, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Find.com URL Holdings, LLC., a Georgia limited liability company (“URL Holdings”) and an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Scientigo, Inc. (“Scientigo”).

Pursuant to the Exchange Agreement, we purchased approximately 51 membership interests in URL Holdings totaling over 99% of the outstanding membership interests of URL Holdings (the “URL Holdings Members”); however that percentage has increased to 100% as of the date of this report. URL Holdings owns the domain name Find.com.  URL Holdings acquired the domain name through a consensual foreclosure process prior to the acquisition of the majority ownership of URL Holdings by the Company.  Scientigo was a party to the consensual foreclosure process and had an option to acquire 40% of the domain name in exchange for Scientigo’s consent to the foreclosure.  The Company acquired and extinguished Scientigo’s option rights in connection with the Asset Purchase Agreement in order to secure the maximum ownership the Company could acquire from URL Holdings, which as of this date stands at 100%.

The Exchange Agreement provided for (a) the issuance of an aggregate of 14,000,000 shares of the Company’s restricted common stock, and (b) the issuance of secured promissory notes (“Notes”) in an aggregate principal amount of approximately $3,620,410 (representing the aggregate amount of money owed to such URL Holdings Members pursuant to previously outstanding promissory notes) to the URL Holdings Members (the “Note Holders”).  The Notes are in favor of the selling members of URL Holdings and are secured by the assets of the Company including the URL Holdings membership units purchased by the Company.  The Exchange Agreement also required that the Company make a closing payment in an aggregate amount of $50,000 to the URL Holdings Members. Scientigo has since been merged with and into Phoenix Restructuring, Inc. (“Phoenix”), with Phoenix being the surviving entity in the merger.

URL Holdings Members Notes

The Notes, bear interest at the rate of 12% per annum, and are payable as follows: (a) $50,000 which was due on the closing of the Exchange Agreement (June 30, 2010, the “Closing Date”), and which was paid to the Note Holders on such date; (b) $250,000 which was due to the Note Holders within 30 days of the closing date of the Exchange Agreement (which has not been paid to date); (c) approximately $49,918.47 which is due at the end of each quarter for six quarters, due three months, six months, nine months, twelve months, sixteen months and twenty months after the Closing Date, each representing 1/6th of the Note Holder’s portion of an aggregate of $299,511 (which has not been paid to date); (d) by way of interest payments representing the accrued interest on the Notes which are due quarterly, beginning three months after the Closing Date and continuing until 18 months from the Closing Date(which has not been paid to date); and (e) by way of twelve monthly payments of principal and interest (which monthly principal payments will total approximately $2,450,000 or $204,000 per month) representing the then outstanding balance of the Notes, the last of which payment was due December 31, 2012 (the “Maturity Date”).  The Notes may be prepaid at any time without penalty.

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes accrue interest at 14% per annum which rate the Notes are currently accruing interest as a result of our default in the payment of certain amounts due under the Notes, as described in greater detail below, and the Company was provided the right to obtain a thirty day extension to cure any event of default by issuing the Note Holders an aggregate of 50,000 shares of the Company’s common stock which the Company has previously taken advantage of (an “Extension”).  If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default (subject to any Extension), the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below).  Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.  The right to receive further Extensions was terminated by the parties’ entry into the Forbearance Agreement (described below).

The Company’s repayment of the Notes is secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo previously served as collateral agent for the benefit of the Note Holders under the Security Agreements; however, Phoenix Restructuring Inc. currently serves as collateral agent (the “Collateral Agent”).  Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holdings, solely for the purpose of protecting the collateral securing the Notes.  Matthew Krieg, the Company’s Chief Executive Officer and President, serves as President and Chief Executive Officer of URL Holdings.

The Company obtained the $50,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its Chief Executive Officer, Matthew Krieg.

Asset Purchase Agreement with Scientigo

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 53% of our then outstanding shares and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and which the Company is in default in connection with as described below.  Pursuant to the Asset Purchase Agreement, we agreed that if we sell a 40% interest in URL Holdings for an amount in excess of $50,000,000 (plus capital expenditures) within eighteen months of the closing of the Asset Purchase Agreement, we would issue Scientigo additional shares of our common stock equal in value to $1,000,000, based on the greater of the then current market value of our common stock or $1.00 per share. Scientigo has since been merged with and into Phoenix Restructuring, Inc. (“Phoenix”), with Phoenix being the surviving entity in the merger.

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

As described above, the Company did not make the required payment of $250,000 under the Notes to the Note Holders when due on July 30, 2010 (the “Default”) and did not made the required payments of $55,000 to Scientigo as provided in connection with the Cash Payment as of July 30, 2010, and has not made such required payments to date.  As such, Scientigo, as Collateral Agent for the Notes has declared the Notes and the Cash Payment in default.  As a result of the Default, the balance of the Notes began accruing interest at the default rate of 14% per annum.

Forbearance Agreement

Effective November 30, 2010, the Company, the Note Holders, Scientigo and URL Holdings formally executed and entered into a Forbearance Agreement (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Collateral Agent agreed to forbear from taking any action in connection with the Default until March 15, 2011 (subject to any default occurring other than in connection with the Default)(the “Forbearance Period”) and that the Notes would continue to bear interest at the rate of 14% per annum during the Forbearance Period.  Additionally, the Company agreed to pay the Note Holders $100,000 of principal reduction from a total of $150,000 then held in escrow and issue such Note Holders an aggregate of 200,000 shares of common stock; reimburse the Collateral Agent for attorney’s fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default, which Cure Payment was not made, and which requirement to make such Cure Payment was waived by the parties’ entry into the First Addendum, described below.

The Forbearance Agreement also required the Company to pay one-half of the first $300,000 of any equity or debt capital raised by the Company moving forward (i.e., up to $150,000 of any funds raised) as follows (i) first to the Collateral Agent, for transaction related expenses (until $20,000 is paid) and thereafter (ii) two-thirds of each dollar to the holders of the Notes and one-third of each dollar to the Collateral Agent with respect to the unpaid balance of the required Cash Payment.   The Forbearance Agreement also amended the Notes to remove the right of the Company to obtain an Extension as discussed above, to reduce the percentage of Note Holders’ interests required to amend the Notes to holders of at least a majority of the outstanding principal amount of the Notes (instead of 85%); and provided for the Company to pay $50,000 of the amount owed to Scientigo from the funds then held in escrow.

The Company was not able to meet the terms of the Forbearance Agreement and in March 2012, the Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  The Notes were also renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock.  New Series A Shares would then be issued to Cynthia S. White and Ronald L. Attkisson or their assigns, as collateral agent for the Find.com notes, currently in default, within 10 days of notice of such requested issuance.   This would effect a change of control of the Company, which has not occurred or been requested to date, but it is expected to occur during the first quarter of 2013. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company issued 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, however, the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company will issue the participating Note Holders an aggregate of 400,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets.

The Company raised the $150,000 paid in connection with and pursuant to the terms of the November 2010 Forbearance Agreement and funds used for working capital through the sale of promissory notes described in greater detail below under “Promissory Notes.”

Assignment of Supplier Agreement

In September 2010, the Company entered into an Exclusive Agreement (the “Exclusive Agreement”) with Talent Search and Rescue, LLC (“Talent”), an entity controlled by Caesar Capital LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent would attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  The Company issued Talent an aggregate of 500,000 shares of its restricted common stock to Talent as consideration for Talent entering into the Exclusive Agreement.  A small number of positions were staffed in connection with the Exclusive Agreement, the funds generated pursuant to which were retained by Talent for associated expenses and startup costs and the Exclusive Agreement and relationship between the Company and Talent has since been terminated.

StaffMD, Inc. Acquisition

On February 4, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with StaffMD, Inc., a Georgia corporation (“StaffMD”), and the sole owner of StaffMD, Jeffrey Sisk, an individual.  Pursuant to the Merger Agreement, StaffMD was merged with and into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s then wholly-owned subsidiary (“MedicalWork” and the “Merger”), pursuant to which MedicalWork was the surviving entity in the Merger.  As a result of the closing of the Merger, the Company acquired StaffMD’s business known as PhysicianWork.com, which is a leading online job board for physicians.

In consideration for Mr. Sisk’s ownership of StaffMD and in connection with the Merger, we agreed to (a) issue Mr. Sisk 6,000,000 shares of the Company’s restricted common stock (the “Sisk Shares”); (b) pay Mr. Sisk $100,000 in cash at the closing of the Merger (the “Closing”); and (c) provide Mr. Sisk a secured, subordinated promissory note in the amount of $3,950,000 (the “Seller Note”).  A condition of Closing the Merger was that the Company contributed $100,000 to MedicalWork, which contribution was made in connection with the Closing.  The Merger Agreement also provided that Mr. Sisk would serve as the Manager and President and Chief Executive Officer of MedicalWork.   Mr. Sisk entered into an Employment Agreement with MedicalWork in connection with the Closing, described in greater detail below (the “Employment Agreement”). The Sisk Shares were also granted piggy-back registration rights.

Geronimo Note

The funds paid in connection with the Merger were financed through the entry by MedicalWork into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”).  The Geronimo Note bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum.  Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been extended until February 1, 2013. The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained as an obligor following the parties’ entry into the Rescission Agreement, described below.   The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.

Of the $250,000 of proceeds the Company received from the Geronimo Note, $90,000 was allocated to Physicianwork.com marketing, $10,000 was reserved for interest on the Geronimo Note, and the balance was paid to Mr. Sisk in connection with the consideration due pursuant to the terms of the Merger Agreement and in reimbursement for Mr. Sisk’s attorney’s fees in connection with such Merger.

Seller Note

The Seller Note accrued interest at the rate of 8% per annum, and had a default rate of interest of 14% per annum.  The Seller Note was previously due and payable on February 4, 2012, but has since been forgiven as described below.

Employment Agreement

Mr. Sisk also entered into the Employment Agreement with MedicalWork at the Closing, pursuant to which he agreed to serve as the Manager and as President and Chief Executive Officer of MedicalWork.  The Employment Agreement had a term ending upon the satisfaction in full of the Seller Note.  Pursuant to the Employment Agreement, MedicalWork agreed to pay Mr. Sisk an annual salary of $120,000.  The Employment Agreement included a covenant not to compete, pursuant to which Mr. Sisk agreed not to compete with MedicalWork for 12 months following the termination of the Employment Agreement. Mr. Sisk subsequently waived all salary payable under the Employment Agreement in connection with the Rescission Agreement, described below.

StaffMD Business

Physicianwork.com has been in business for in excess of ten years.  In addition to the job-posting business, the Company acquired a portfolio of more than 60 URLs or domain names (the “URL Portfolio”) and certain proprietary technology developed by Mr. Sisk for PhysicianWork.com.  This URL Portfolio includes the URL physicianjobs.com, as well as doctorwork.com and locumtenenswork.com.  MedicalWork was planned to be a single purpose entity for the purpose of owning the former StaffMD assets and business, and the URL Portfolio.

PhysicianWork.com is a website where physicians can search for jobs and post their resume/curriculum vitae (“CV”) for free.  Employers and recruiting/staffing firms can post their available jobs and also search PhysicianWork’s online candidate resume/CV database for a monthly subscription fee.  PhysicianWork.com generates revenues from posting fees and from banner advertising on its website.  PhysicianWork.com owns its own proprietary technology which was developed by Mr. Sisk and has no employees other than Mr. Sisk.  PhysicianWork.com does not perform any recruiting/staffing services so it does not compete with its client base.

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and the Employment Agreement; Mr. Sisk agreed to indemnity and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note; and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled to date and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork or its assets, including PhysicanJobs.com.

Description of Business Activities

Description of Find.com:

Find.com, which we acquired ownership of pursuant to our purchase of 100% of the outstanding membership interests of URL Holdings, pursuant to the transactions above, is a domain name and website. The website had been powered by certain technology assets that the Company acquired on or about April 28, 2010, as described in greater detail above.  The Find.com strategy is in the development stage.   Find.com is a URL that the Company believes has tremendous attributes as a domain name for purposes of branding and marketing for ecommerce.  The Find.com website, which is currently not operational, is in the process of being upgraded and redesigned by the Company, with the goal of redeploying the website in the first quarter of 2013.

The Company believes that it will be able to manage and operate the domain name in a manner that will create value for the Company.  This management and operation may involve strategic partnerships and revenue sharing relationships as is common in the operation of domain names.  The Company believes that Find.com has a broad reach and can be used for a variety of purposes.  To date Find.com has not generated revenue, but the Company believes that the domain name can be grown into a significant Internet based business.  However, the success of the Find.com asset is subject to the availability of necessary financing for operations and to service the Notes.  The Company is currently in negotiations with a private company in Internet marketing and search engine optimization services to potentially form a joint venture and undertake a business plan to execute a commercialization of www.find.com.  The joint venture, which has not been finalized or agreed to, would create an Internet market place environment for the sale and purchase of products and services.  The Company hopes to finalize a comprehensive business plan and plan of operations for Find.com during the first quarter of 2013.

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

The Company intends to partner through a revenue sharing agreement with other search engines and through lead generation agreements with various businesses, and selling direct products and services.   The Company expects to develop certain verticals within Find.com and other websites and create revenue sharing opportunities, of which there can be no assurance.

The Company also intends to use and improve the technology assets acquired in the acquisition to develop other websites through marketing and providing information, products and services that create revenue sharing opportunities for the Company.  Previously, www.Find.com and the Technology Assets have not generated significant revenues, nor any revenues while under the control of the Company, but we believe that the technology that has been developed has proven to work effectively.  Through continued use, the Company hopes to build a revenue base from revenue sharing, licensing, and by using the Technology Assets in connection with other websites it hopes to acquire and market in the future, funding and opportunities permitting.

We believe that the Technology Assets have many proprietary qualities that make them effective for online marketing and that the Technology Assets are versatile so they can be used for other websites and related applications.  Our Chief Executive Officer, Matthew Krieg, has significant experience in online travel and other Internet based businesses and his experience and training should be beneficial to the Company as it moves forward with its strategy, even if a change of control occurs and his role is diminished.

Promissory Notes

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which Promissory Note was amended in December 2007 (the “Capersia Note”).  The Capersia Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full.  Capersia had the right at any time prior to the date such note was repaid to convert any or all of the outstanding principal amount of the note into shares of the Company’s common stock at a conversion price of $10 per share.  The Capersia Note is payable on demand; however, Capersia agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such note, and any amounts not paid when due accrue interest at the rate of 15% per annum.

On or around November 7, 2008, the Capersia Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, we entered into an amendment to the note, pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share (which was not affected by the 1:100 Stock Split), and to allow Capersia to convert $1,000 of the amount owed under the note into 1,000,000 shares of our common stock which after the reverse split was reduced to 10,000 shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”).

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Capersia Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they would not be able to convert the note into a number of common shares that would result in either of them individually owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In May 2010, an aggregate of $550 of the Capersia Note was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Seven Palm agreed to cancel and forgive its portion of the Capersia Note then owned by the Company (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement).

In January 2011, Cascata converted an aggregate of $1,200 owed under the Capersia Note into 1,200,000 shares of common stock.

On October 23, 2012, the Company exercised its right to pay-off the note in full and remitted payment to Cascata of $5,861 in order to cancel the Capersia Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,729 computed at 6% per annum.

On or around June 8, 2010, we entered into an agreement to acquire the Uniform Resource Locator (“URL”) www.beach.org (“Beach.org”), which included full and unrestricted control over the URL.  The purchase price for Beach.org was $95,000, payable by us at any time prior to December 31, 2011; provided that during the quarter ended December 31, 2010, we did not object to the seller recovering control of the Beach.org URL and as such, the Company holds no current interest in Beach.org and owes no funds to the seller of Beach.org.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Modesitt Note”).  Additionally, Matthew Krieg, the Company’s sole officer and Director, agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, and as a result, the Modesitt Note evidenced a principal amount of an aggregate of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note. The Modesitt Note was amended in April 2012 and June 2012, to extend the maturity date of the Modesitt Note to June 2, 2014.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011 (the “Third Party Note”).  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note.  The Third Party Note was amended in April 2012 and June 2012, to extend the maturity date of the Third Party Note to June 2, 2014.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital which included funding for the specific purpose of bringing the Company current in its SEC filings so that the Company would be in a better position to raise additional capital as needed to launch the Company’s strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

EMPLOYEES

The Company currently employees one executive who works for us on a part-time basis, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Matthew Krieg.  The Company expects that Mr. Krieg will resign from the Company and/or take a diminished role with the Company at such time as he relinquishes control as discussed above. The Company plans to hire additional employees and consultants in the future, funding permitting, to launch the Find.com website.

COMPETITION

Our business is characterized by rapid change and converging, as well as new and disruptive technologies. We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising. We face competition from:

•	General purpose search engines, such as Google, Yahoo and Microsoft’s Bing, as well as online directory businesses.

•
Vertical search engines and e-commerce websites, such as Kayak (travel queries), Monster.com (job queries), WebMD (for health queries), and Amazon.com and eBay (e-commerce), as some users will navigate directly to such websites rather than go through the Company’s planned offerings.

•
Social networks, such as Facebook and Twitter. Some users are relying more on social networks for product or service referrals, rather than seeking information through general purpose search engines and directories.

•
Other forms of advertising, such as television, radio, newspapers, magazines, billboards, and yellow pages, for ad dollars. Our advertisers typically advertise in multiple media, both online and offline.

•
Mobile applications or “apps” on iPhone and Android devices, which allow users to access information directly from a publisher without using search engines are gaining popularity which may force the Company to pursue a mobile app strategy.

The Company’s view toward competition is to identify niches within markets in which there is no dominant market leader, and where there is both access and a need for a new entrant.

GOVERNMENT REGULATION

Domestic and foreign laws and regulations covering a wide variety of subject matter with regard to the web-based businesses continue to evolve and change. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations may be high and may likely increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

We do not currently hold any patents, trademarks, licenses or other intellectual property rights; however, we do own rights to certain Internet domain names including:

www.generationzerogroup.com; and
www.Find.com.

The information on, or that may be accessed through, our websites are not incorporated by reference into this filing and should not be considered a part of this filing.

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

The Company's business is subject to the following Risk Factors (references to "our," "we," "Generation Zero" and words of similar meaning in these Risk Factors refer to the Company):

Risks Relating To Our Planned Business Operations

We Will Need Additional Financing To Continue Our Business Plan, Which Financing, If We Are Unable To Raise, May Force Us To Scale Back Or Abandon Our Business Plan.

We anticipate the need for approximately $150,000 of additional funding moving forward to support our operations for approximately the next 12 months, not including amounts which are due in connection with our acquisition of Find.com, as described above (and as described below in connection with the following risk factor) and/or amounts required to repay our other outstanding loans or liabilities, including the Notes as discussed below.    We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate strategic plan.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.   If we are not able to raise the capital necessary to continue our business operations we may be forced to abandon or curtail our business plan and/or suspend our business activities.

The Acquisition Of Find.Com Required The Company To Pay Substantial Costs And Payments And Issue Notes Totaling A Principal Amount Of $2,920,250, Which The Company Does Not Currently Have Funds To Pay, Which Payments The Company Is In Default In The Payment Of, And The Payment Of Which Is Secured By A Security Interest In Substantially All Of Our Assets.

The Company owes $2,920,250 in principal amount of Notes to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, provided that pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above under “Item 1. Business” – “Forbearance Agreement”, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed), and that Mr. Krieg would approve the issuance of Series A Shares to Cynthia S. White and Ronald L. Attkisson or their assigns as collateral agent for the Find.com notes (currently in default), within 10 days of notice of such request and cancel, through a conversion, his Series A Shares for 3 million shares of our common stock, which has not occurred or been requested to date. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

In the event we breach terms of the Notes, the Forbearance Agreement or the First Addendum, the Note Holders may declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or  affect a consensual foreclosure and regain control and ownership of URL Holdings (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

We Remain A Secondary Obligor Under The Geronimo Note.

The funds paid in connection with the Merger (described above under “Item 1. Business” – “StaffMD, Inc. Acquisition”), which transaction has since been divested, were financed by MedicalWork the Geronimo Note.  The Geronimo Note bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum.  Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been extended until February 1, 2013.  The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained as a secondary obligor following the rescission of the transaction, on the condition that Mr. Sisk agreed to indemnify the Company against any liability in connection with the Geronimo Note.  Mr. Sisk has also pledged 500,000 shares of his Company common stock to provide additional security for any exposure the Company may have under the Geronimo Note.  In the event that MedicalWork (which we no longer own or control) defaults on the payment of the Geronimo Note and Mr. Sisk does not pay such note when due, we, as secondary obligor may be required to satisfy the obligations under such note, which could have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations.

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

We Currently Have Negative Working Capital.

We had a working capital deficit of $285,466 and a total accumulated deficit of $2,614,640 as of December 31, 2010, and as such we will need to raise additional capital to continue our business operations and to pay amounts due under the Notes and our other outstanding promissory notes.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  The failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

Our investments in new business strategies and new services and technologies is inherently risky.

We have invested and expect to continue to invest in new business strategies, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations (if any), insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not materially adversely affect our reputation, financial condition, and operating results, if any.

A variety of new and existing U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

Furthermore, many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims may be threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by us, our products and services, or content generated by our users.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact us. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The future growth of the Company and our planned expansion into a variety of new fields may create a variety of new regulatory issues. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our future services less useful to users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways

Our business will depend on a strong brand, and failing to maintain and enhance our brand could negatively affect our results of operations.

We believe that the brand identity we plan to develop around websites such as “Find.com”, will significantly contribute to the success of our business. Maintaining and enhancing our brands will be critical to expanding and growing our operations. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. Our brands may be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If we fail to maintain and enhance our brands, or if we incur excessive expenses in this effort, our business, operating results (if any), and financial condition will be materially and adversely affected.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and we expect to undertake acquisitions in the future. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

•	Failure to monetize the acquired technology.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our future products and services may involve the storage and transmission of users’ and customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

Web spam and content farms could decrease our search quality, which could damage our reputation and deter our current and potential users from using our products and services.

“Web spam” refers to websites that attempt to violate a search engine’s quality guidelines or that otherwise seek to rank higher in search results than a search engine’s assessment of their relevance and utility would rank them. We plan to continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We face new challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. Web spam and content farms could hurt our reputation or reduce future user traffic to our websites.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our future services will depend on the continuing operation of our information technology and communications systems. Our systems will be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Our data centers may be subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems may not be fully redundant, and our disaster recovery planning may not account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our data centers could result in lengthy interruptions in our services. In addition, our services will be highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and profits (if any), and damage our brand.

The Company’s Websites And Assets Have Not Produced Revenue To Date.

Currently, the Technology Assets and the Company’s websites do not have a history of producing revenue and although the Company is optimistic about their potential, there is no assurance that the Company will be successful in its endeavors to license or produce revenue sharing opportunities with the technology or through the Company’s websites, or that we will generate sufficient revenues to allow us to repay the Notes or pay other amounts owed to third parties and/or support our operations.  As such, we may never generate significant revenue and our securities may decline in value or become worthless.

We Face Significant Competition From Microsoft, Yahoo, Google And Other Internet Search Providers.

Although the Company does not intend to compete directly with established search engine websites, the Company acknowledges that we face competition in every aspect of our business, and particularly from other companies that seek to connect people with information through providing relevant search results. The main competitors in the search engine space include, but are not limited to, Microsoft Corporation, Yahoo! Inc. and Google, Inc.  All of those companies have more employees, more resources, better brand recognition, and longer operating histories than we do. Although it is not the Company’s intent to operate technology or websites that compete with these established brands, we may be unable to compete with these and other websites in the efforts to draw Internet traffic to the websites the Company plans to operate in the future, which could force us to curtail our business plan or operations, which would ultimately cause the value of our securities to decline in value or become worthless.

We face intense competition. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could be adversely affected.

Our industry is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Our success depends on providing services that make using the Internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising, and web-based products and services. As a result, we may be required to invest significant resources in research and development, including through acquisitions, in order to enhance our web search technology and our future services, and introduce new services that people can easily and effectively use. If we are unable to provide quality services, then our future users may become dissatisfied and move to a competitor’s services. In addition, these new services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

New Technologies Could Block The Manner In Which Our Websites Work Or Are Anticipated To Work, Which Would Harm Our Business.

Technologies may be developed that can interfere with the manner or design of our websites in terms of search engine optimization or other attributes.  If the Company does not have the resources both financially and technically to revise and upgrade our websites and technology, it would adversely affect our operating results and ability to generate future revenues.

Our Intellectual Property Rights Are Valuable, And Any Inability To Protect Them Could Reduce The Value Of Our Products, Services And Brand.

Our intellectual property rights are important assets for us, however we do not currently have any patents, trademarks or other registrations. The efforts we have taken and/or may take in the future to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Additionally, the fees to retain the use of our domain names are currently relatively immaterial, but if the classification of domain names were to change and the costs of securing the attendant rights to domain names were to become significant or if registrations for domain names were to significantly increase, the Company could be in a position where it could not afford to maintain its rights to its Internet domain names (including Find.com).  Although the Company does not anticipate this to occur, any significant increase in these types of costs could harm our business or our ability to protect our ownership rights and could make it more expensive to do business and harm our operating results, if any.

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

From time to time, concerns may be expressed about whether our websites or technology compromise the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

More Individuals Are Using Non-Pc Devices To Access The Internet, And Our Technology May Not Be Widely Adopted By Users Of These Devices.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our websites and technology through such devices difficult. If our websites and technology do not perform well for these non-PC devices and a suitable enhancement to our websites and technology is not made, we may greatly limit the marketability of our websites and technology to this increasingly important non-PC device portion of the market for online services.

We May Rely On Insurance In The Future To Mitigate Some Risks And, To The Extent The Cost Of Insurance Increases Or We Are Unable Or Choose Not To Maintain Sufficient Insurance To Mitigate The Risks Facing Our Business, Our Operating Results May Be Diminished.

We currently plan to investigate whether insurance that is available in the market is adequate or appropriate for certain potential risks and liabilities we may anticipate. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. In addition, we may choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

We Have To Keep Up With Rapid Technological Change To Remain Competitive In Our Rapidly Evolving Industry.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our websites and technology for these changing demands.

We Face Risks In Connection With Changes In The Industry That Currently Exist That Allow Websites To Generate Revenue From A Variety Of Means Such As Pay Per Click; Keyword Purchases; Paid Search Results; Revenue Sharing From Advertising; and Banner Ads.

Currently, websites are able to generate revenue from a variety of uses and services.  To the extent any of these uses become more limited, or there is a trend away from online commercial activity to any degree, or there is a greater shift in the economic environment away from Internet based businesses, the Company’s prospects and plans for Find.com can be diminished or made infeasible.  Any of these conditions could make the Company’s ability to operate more difficult and could have an adverse effect on the Company’s securities.

Risks Relating To The Company's Securities

We Currently Have A Sporadic, Illiquid, Volatile Market For Our Common Stock, And The Market For Our Common Stock May Remain Sporadic, Illiquid, And Volatile In The Future.

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and pursuant to FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Since that time, our common stock has traded on the OTC Pink Market (also known as the ”Pink Sheets”) under the symbol “GNZR”.  We are currently analyzing the benefits, if any, of engaging a market maker to re-submit our common stock for quotation on the OTCBB, which will not be able to be completed until we are current with our periodic filings with the SEC.  We cannot however provide any assurance that our common stock will be quoted on the OTCBB in the future, or that if re-quoted on the OTCBB, events will not occur to cause our common stock to be delisted from the OTCBB in the future.   We have a limited market for our common stock that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition;

(4)	conditions and trends in the Internet, technology or entertainment industries;

(5)	the fact that our 1:100 reverse split of our common stock reduced the number of shares in our float, which may limit trading and liquidity until more shares become available , if ever; and

(6)	future acquisitions we may make.

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

There Is A Concern About Our Ability To Continue As A Going Concern.

There is a concern about our ability to continue as a going concern. We had a working capital deficit of $285,466, current assets of $2,119, consisting of $2,119 in cash and had an accumulated deficit of $2,614,640 as of December 31, 2010.  For the twelve months ended December 31, 2010, we had a net loss of $2,172,671, and we have not generated any significant revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Nevada Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Preferred Stock, Which Shares May Have Rights And Preferences Greater Than Our Currently Outstanding Common Stock.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of the filing of this report, we had 32,414,785 shares of common stock, outstanding, and 1,000 shares of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to existing shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. Even after the anticipated change of control of the Series A Preferred Stock described above, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Matthew Krieg, Our Sole Officer And Director, Through Travel Engine Solutions, LLC, Beneficially Owns Our Outstanding Shares Of Series A Preferred Stock And Therefore Exercises Majority Control Over Corporate Decisions Including The Appointment Of New Directors.

On or around November 10, 2009, Travel Engine Solutions, LLC, which is beneficially owned by Matt Krieg (“Travel Engine”), subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”) for aggregate consideration of $175,000.  The Series A Shares provide the holder thereof super majority voting rights, allowing the holder thereof to vote 51% of the vote on any shareholder matters.  Accordingly, Travel Engine will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current officers and Directors, or any other Director that Travel Engine may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

A provision of the Forbearance Agreement and First Addendum, described in greater detail above under “Item 1.  Business” – “Forbearance Agreement”, requires that Mr. Krieg effect a change of control through the transfer of ownership of the Series A Shares to Cynthia S. White and Ronald L. Attkisson, as collateral agents for the notes (currently in default) associated with the Find.com acquisition, or their assigns within 10 days of notice of such requested transfer, which has not occurred or been requested to date.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with such cancellation or transfer. In the event that the Series A Shares are transferred, Mr. Krieg will no longer have voting control over the Company, and the then current majority shareholders of the Company may take action to remove Mr. Krieg as a Director of the Company, appoint a new Director or Directors, and will control the outcome of all mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control of the Company.  New Directors will be able to appoint new officers (and can terminate Mr. Krieg).  As a result, we may have new management, who may not have as much experience in connection with running the Company or following through on the Company’s business plan, and who may cause the Company to change its business plan.  In the event any of the above events occur, the value of the Company’s securities may decline in value or become worthless.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or “SOX”, as well as rules and regulations implemented by the SEC. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC, have resulted in, and will continue to result in, increased costs to us as we respond to these requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to issue an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole Director is not independent, we do not currently have independent audit or compensation committees. As a result, our sole Director has the ability to, among other things, determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

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

The British Columbia Securities Commission Has Issued A Cease Trade Order Affecting The Company’s Common Stock In British Columbia.

We previously received notice that the British Columbia Securities Commission (“BCSC”) issued a Cease Trade Order (the “Order”) with respect to the Company’s securities under the British Columbia Securities Act.  The Order will remain in place until such time as the Company takes steps to make certain filings required by the BCSC.  The Order requires that all trading of the Company’s securities in British Columbia, Canada cease.   Due to the BCSC filing requirements, the Company may be forced to expend resources in order to make duplicate filings of the Company’s public filings with the BCSC, in addition to those previously filed with the SEC and to otherwise comply with filing requirements in British Columbia or may choose not to move forward with the filings, which may mean that our securities continue to be ineligible to be traded in British Columbia, may be stopped from trading in all of Canada and we may face further penalties in Canada or the United States, all of which could have a material adverse effect on the liquidity of our common stock and our results of operations.

ITEM 2. PROPERTIES

Matthew Krieg, our sole officer and Director, currently provides us office space free of charge at his home residence located at 20225 Ne 34th Court, Unit #413 Aventura, Florida 33180.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and pursuant to FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Since that time, our common stock has traded on the Pink Sheets trading market under the symbol “GNZR.”  We have not taken steps to engage a market maker to re-submit our common stock for quotation on the OTCBB, and provide no assurance that we will choose to do so.

The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the past three fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.  Additionally, the high and low sales prices described below retroactively reflect the Company’s 1:100 reverse stock split effective with the Secretary of State of Nevada on February 12, 2010, and effective with the OTC BB on March 8, 2010.

Quarter Ended	High Sales Price	Low Sales Price

December 31, 2011	$0.41	$0.05
September 30, 2011	$0.42	$0.06
June 30, 2011	$0.90	$0.25
March 31, 2011	$1.00	$0.25

December 31, 2010	$0.90	$0.50
September 30, 2010	$1.02	$0.30
June 30, 2010	$1.94	$0.51
March 31, 2010	$2.05	$0.01

December 31, 2009	$7.00	$0.85
September 30, 2009	$2.40	$0.99
June 30, 2009	$4.00	$0.30
March 31, 2009	$10.00	$0.30

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of the date of this filing, we had 32,414,785 shares of common stock, outstanding, and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

The Series A Preferred Stock has a par value of $0.001 per share. The Series A Preferred Stock consists of one thousand (1,000) shares, each having no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the one thousand (1,000) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”). For example, if there are 10,000,000 shares of the Company's common stock issued and outstanding at the time of a shareholder vote, the holders of Series A Preferred Stock, voting separately as a class, will have the right to vote an aggregate of 10,408,163 shares, out of a total number of 20,408,163 shares.

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

Warrants

Our corporate legal counsel, David M. Loev held warrants to purchase 2,000 shares of our common stock at an exercise price of $10 per share, which warrants expired unexercised on May 20, 2011.

RECENT SALES OF UNREGISTERED SECURITIES

On or around November 10, 2009, Capersia sold its entire interest in the Capersia Note (described above under “Item 1. Business” – “Promissory Notes”) to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC (50%) (“Seven Palm”).

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Note into a number of common shares that would result in either of them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In May 2010, an aggregate of $550 of the Capersia Note was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

In January 2011, Cascata converted an aggregate of $1,200 owed under the Capersia Note into 1,200,000 shares of common stock.

On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Seven Palm agreed to cancel and forgive its portion of the Capersia Note then owned by the Company (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement).  On October 23, 2012, the Company exercised its right to pay-off the note in full and remitted payment to Cascata of $5,861 in order to cancel the Capersia Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,729 computed at 6% per annum.

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement with Find.com Acquisition, Inc., a Delaware corporation pursuant to which we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith for an aggregate of 10,000,000 shares of our restricted common stock (described in greater detail above under “Item 1. Business” – “Find.com URL Exchange Agreement”).

On or around June 30, 2010, we entered into a Share Exchange Agreement with Find.com URL Holdings, LLC., a Georgia limited liability company, and an Asset Purchase Agreement with Scientigo, Inc. pursuant to which we purchased 100% of the outstanding membership interests of URL in consideration for among other things, the issuance of an aggregate of 14,000,000 shares of the Company’s restricted common stock (described in greater detail above under “Item 1. Business” – “Find.com Technology Acquisition”).  Scientigo has since been merged with and into Phoenix Restructuring, Inc. (“Phoenix”), with Phoenix being the surviving entity in the merger.

In September 2010, the Company entered into an Exclusive Agreement with Talent Search and Rescue, LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent would attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  Talent has experience in this area and was able to secure a very strong arrangement whereby many staffing opportunities should be available for staffing.  The Company agreed to issue Talent’s owner, Caesar Capital LLC, an aggregate of 500,000 shares of restricted common stock to an assign of Talent in consideration for Talent entering into the Exclusive Agreement.  A small number of positions were staffed in connection with the Exclusive Agreement, the funds generated pursuant to which were retained by Talent to cover operating expenses and the Exclusive Agreement and relationship between the Company and Talent has since been terminated.

In November 2010, in connection with our entry into the Forbearance Agreement (described in greater detail above under “Item 1. Business” – “Forbearance Agreement”), we agreed to issue the Note Holders an aggregate of 200,000 restricted shares of our common stock, which shares were issued in December 2010.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidences an aggregate of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  The Modesitt Note was amended in April 2012 and June 2012, to extend the maturity date of the Modesitt Note to June 2, 2014.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date of November 4, 2011.  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note.  The Third Party Note was amended in April 2012 and June 2012, to extend the maturity date of the Third Party Note to June 2, 2014.

In January 2011, Find.com Acquisition distributed the 10,000,000 shares which it then held of our common stock to its shareholders.

On February 4, 2011, we entered into an Agreement and Plan of Merger with StaffMD, Inc., a Georgia corporation, and the sole owner of StaffMD, Jeffrey Sisk, an individual pursuant to which StaffMD was merged with and into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s then wholly-owned subsidiary, resulting in our acquisition of StaffMD.  In partial consideration for the acquisition we issued Mr. Sisk 6,000,000 shares of our restricted common stock (of which 3,000,000 shares were subsequently cancelled by Mr. Sisk in connection with the rescission of the Agreement and Plan of Merger).  The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.  See also “Item 1. Business” – “StaffMD, Inc. Acquisition” and “Item 1. Business” – “Rescission of StaffMD Acquisition”, above.

In March 2012, as a forbearance fee in connection with the First Addendum to the Forbearance Agreement described above under “Item 1.  Business” – “Forbearance Agreement”, the Company issued 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 or (b) January 2, 2014. The Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital with some of the funds earmarked for the specific purpose of bringing the Company current in SEC filings in preparation of raising additional funds to launch the strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our goal is to expand or build our business through a variety of efforts.  We are considering offerings of securities under private placements, acquisitions, and joint ventures with other public and private companies and other activities to either build sales or generate much needed capital to grow and undertake our business plan (for example, obtain, if possible, loans). We currently have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt securities and loans from our shareholders.

We have not generated any significant revenues to date and do not anticipate being able to generate significant revenues until such time as we can raise substantial additional capital and our websites are further developed and marketed.

In connection with our business plan, management will try and delay additional increases in operating expenses. We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies. For example, we do not have a seasoned staff of public company officers beyond the extent of experience and abilities of our Chief Executive Officer.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Generation Zero implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Generation Zero’s financial position or results of operations. Generation Zero evaluated all events or transactions that occurred after December 31, 2010 until November 30, 2012 and has disclosed any material recognizable subsequent events.

RESULTS FROM OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

We did not generate any revenues for the year ended December 31, 2010, or for the year ended December 31, 2009.

We had general and administrative expenses of $114,345 for the year ended December 31, 2010, compared to general and administrative expenses of $134,015 for the year ended December 31, 2009, a decrease of $19,670 or 14.7% from the prior period.  The decrease in general and administrative expenses was mainly due to a decrease in Director compensation from the prior period, due to a decrease from three total Directors to only one, our sole officer and Director, Mr. Krieg.

We recognized an impairment of technology acquired with the Find.com acquisition (described above) of $1,100,000 during the year ended December 31, 2010.  We intend to pursue opportunities to monetize the technology assets on future initiatives unrelated to Find.com, and accordingly we have recorded an impairment charge of $1,100,000 based on the current status of Find.com and the fact that the timing of the future initiatives is unknown and uncertain.

We had $140,316 in amortization and depreciation expense for the year ended December 31, 2010 compared with depreciation expense of $1,525 for the year ended December 31, 2009.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base.

We had total operating expenses and a total operating loss of $1,354,661 for the year ended December 31, 2010, compared to total operating expenses and a total operating loss of $148,040 for the year ended December 31, 2009, an increase in total operating expenses and total operating loss of $1,206,621 or 815% from the prior period due to the reasons stated above, but primarily from the impairment charge.

We had $6,232 of forgiveness of debt for the year ended December 31, 2010 in connection with the forgiveness of $5,332 of principal and $900 of interest owed to Seven Palms in connection with the Capersia Note, described in greater detail below under “Liquidity and Capital Resources”.

We had interest expense of $821,214 for the year ended December 31, 2010, compared to interest expense of $6,943 for the year ended December 31, 2009, an increase in interest expense of $814,271 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above under “Item 1.  Business” – “Find.com URL Exchange Agreement”.

We had a total net loss of $2,172,671 for the year ended December 31, 2010, compared to a total net loss of $154,983 for the year ended December 31, 2009, an increase in net loss of $2,017,688 or 1,302% from the prior period, which was due to the $1,206,621 increase in total operating expenses (primarily from the impairment charge) and the $814,271 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,062,119 as of December 31, 2010, consisting of intangible assets, net of accumulated amortization of $4,060,000 and total current assets of $2,119, consisting solely of cash.

We had total liabilities as of December 31, 2010 of $1,667,497, consisting of total current liabilities of $287,585; which included $17,806 of accounts payable, $253,409 of accrued interest and $16,370 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $3,280,581 of long-term notes payable as described below, net of $1,900,669 of unamortized discount ($1,379,912, net).

We had a working capital deficit of $285,466 and a total deficit accumulated during the development stage of $2,614,640 as of December 31, 2010.

We incurred a net loss of $2,172,671 for the year ended December 31, 2010, and had an accumulated deficit of $2,614,640 as of December 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management intends to pursue a capital raise through sales of common and preferred stock or other securities to meet the requirements to continue to pursue operations and its strategic initiatives at such time as the Company’s filings are made current.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $147,849 of net cash used by operating activities for the year ended December 31, 2010, which was mainly due to a net loss of $2,172,671 offset by $1,100,000 of impairment of intangible assets and $806,777 of increase in amortization of debt discount.

We had $64,220 of net cash used in investing activities for the year ended December 31, 2010, which was solely due to purchase of intangible assets.

We had $83,630 of net cash used in financing activities for the year ended December 31, 2010, which included $125,420 of repayment of debt offset by $41,790 of proceeds from related party debt.

On June 1, 2007, we issued Capersia an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which has an interest rate of 6% per annum, and is payable on demand; provided that we are required to receive one (1) year and one (1) day notice prior to the due date of such note, and any amounts not paid when due accrue interest at the rate of 15% per annum.  The note converts into common stock at the option of the holder (subject to the holder not holding more than 4.99% of our outstanding common stock upon conversion) at a conversion rate of $0.001 per share. On or around November 7, 2008, the Capersia Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, Capersia converted $1,000 of the amount owed under the note into 10,000 1:100 post-reverse split shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the note to Cascata (50%) and Seven Palm (50%), who each subsequently converted $550 of the note into 550,000 shares of common stock each in May 2010. Additionally, in January 2011, Cascata converted an aggregate of $1,200 owed under the Capersia Note into 1,200,000 shares of common stock.

On October 23, 2010, Seven Palm agreed to cancel and forgive its portion of the Capersia Note then owed by the Company (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement). As a result of the Termination Agreement, the remaining 50% interest in the Capersia Note was solely owned by Cascata.

On October 23, 2012, the Company exercised its right to pay-off the Caperisa Note in full and remitted payment to Cascata of $5,861 in order to cancel the Capersia Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,729 computed at 6% per annum.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and November 15, 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.

On or around June 8, 2010, we entered into an agreement to acquire URL www.beach.org for $95,000, payable by us at any time prior to December 31, 2011. The Company maintained control of beach.org for a period of time, but during the quarter ending December 31, 2010, the Company permitted the seller to recover the URL in exchange for cancelling any obligations to make payments.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above under “Item 1.  Business” – “Asset Purchase Agreement with Scientigo”) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign to Mr. Modesitt as of the date of the Modesitt Note, an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note recites a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and November 15, 2012, a total of $254,833, $287,153 and $318,781, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 and November 15, 2012, a total of $50,967, $57,431 and $63,756, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note.

As described above under “Item 1.  Business” – “StaffMD, Inc. Acquisition”, on February 4, 2011, MedicalWork, our 100% owned subsidiary and the Company entered into a Merger Agreement with StaffMD and Jeffrey Sisk, an individual, and MedicalWork, the surviving party to the merger, acquired ownership of over 60 URLs including PhysicianWork.com and its business assets. Part of the consideration paid for the acquisition was funded through the issuance of the Geronimo Note (As described above under “Item 1.  Business” – “Geronimo Note”) in the amount of $250,000, which bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum. Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been extended by Mr. Sisk until February 1, 2013.  The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.  The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company is a co-obligor on the Geronimo Note and remained as a secondary obligor following the parties’ entry into the Rescission Agreement, described below.   The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note, which shares have been issued to date.

We also issued Mr. Sisk the Seller Note, which is a secured, subordinated promissory note in the amount of $3,950,000, which accrued interest at the rate of 8% per annum, had a default rate of interest of 14% per annum and was due and payable on February 4, 2012. The Seller Note was subsequently forgiven by Mr. Sisk effective December 31, 2011, pursuant to the Rescission Agreement described in greater detail above under “Item 1.  Business” - “Rescission of StaffMD Acquisition”.  As of December 31, 2011, the Seller Note had no balance as it was forgiven in connection with the Rescission Agreement.

Additionally, as part of the Rescission Agreement , which was effective as of December 31, 2011, we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and the Employment Agreement. Mr. Sisk also entered into an indemnity agreement in which Mr. Sisk indemnifies the Company from and against any claims, costs, expenses or causes of action relating to the Geronimo Note. Mr. Sisk’s indemnity obligation is a personal obligation and is secured by 500,000 shares of our common stock that is owned by Mr. Sisk.   As of December 31, 2010, 2011 and November 15, 2012, there was $0, $252,500 and $280,312 outstanding under the Geronimo Note, respectively, including accrued and unpaid interest thereon.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014. The Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital with some of the funds earmarked for the specific purpose of bringing the Company current in SEC filings to put the Company in a better position to raise additional funds to launch its strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

As of the date of this filing, the Company owes $2,920,250 to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, however, pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above under “Item 1. Business” – “Forbearance Agreement”, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (which is in addition to a limit of $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed), and that Mr. Krieg would effect a transfer of control by cancellation of Mr. Krieg’s Series A Shares and the issuance of Series A Shares to Cynthia S. White and Ronald L. Attkisson, as collateral agents for the Find.com notes (currently in default), or their assigns within 10 days of notice of such requested transfer, which has not occurred or been requested to date, but which is expected to occur in the first quarter of 2013.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with the cancellation of his Series A Shares. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as the such requirements are met.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officer, Director or any shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 29, 2012

Board of Directors
Generation Zero Group, Inc.
20225 NE 34th Court, Unit #413
Aventura, FL  33180

We have audited the accompanying consolidated balance sheet of Generation Zero Group, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $44 and current liabilities of $843,842.  In addition, the Company has an accumulated deficit of ($6,028,305) and is dependent on additional investments and/or revenue sources. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.
Woodstock, Georgia

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 13, 2010

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$2,119	$1,977
Prepaid expenses	-	2,718
Total current assets	2,119	4,695

Property, plant and equipment, net of accumulated
depreciation of $4,108; abandoned at book value	-	3,345
Intangible assets, net of accumulated amortization of $140,000	4,060,000	-

TOTAL ASSETS	$4,062,119	$8,040

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$17,806	$190
Accounts payable – related party	-	-
Accrued interest	253,409	1,302
Short-term debt – related party	16,370	5,000
Total current liabilities	287,585	6,492

Long-term debt - related party	-	-
Notes payable, net of unamortized discounts of $1,900,669 and $7,478, respectively	1,379,912	4,286
Total liabilities	1,667,497	10,778

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Series A Preferred stock, $0.001 par value; 1,000 shares
authorized; 1,000 issued and outstanding	1	1
Series B Preferred stock, $2.50 par value; 2,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 27,764,772 and 126,205 shares issued and
outstanding, respectively	27,765	126
Additional paid-in capital	4,981,495	439,102
Deficit accumulated during the development stage	(2,614,640)	(441,967)
Total stockholders' deficit	2,394,622	(2,738)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,062,119	$8,040

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

			May 16, 2006
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2010	2009	2010
Operating expenses:
General and administrative	$114,345	$134,015	$511,267
Impairment of oil and gas properties	-	12,500	32,520
Impairment of intangible assets	1,100,000	-	1,100,000
Depreciation and Amortization	140,316	1,525	144,424
Total operating expenses	1,354,661	148,040	1,788,211
			0
Operating loss	(1,354,661)	(148,040)	(1,788,211)

Forgiveness of Debt	6,232	-	6,232
Interest expense	(821,214)	(6,943)	(829,631)
Loss on abandonment of assets	(3,028)	-	(3,028)

Net loss	$(2,172,671)	$(154,983)	$(2,614,638)

Basic and diluted
net loss per common share	$(0.14)	$(1.29)	N/A

Weighted average common shares
Outstanding	15,363,897	119,849	N/A
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
May 16, 2006 (Inception) Through December 31, 2010
						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	$104	$46,946	$-	$46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of
related party debt		-	10,000	10	990	-	1,000
Debt discount from beneficial conversion
feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	$1	126,205	$126	$439,102	$(441,967)	$(2,738)
Common shares issued for conversion of then related party debt			1,100,000	1,100			1,100
Common shares issued to acquire intangible assets			24,988,567	24,989	4,543,943		4,568,932
Common shares issued for staffing agreement			500,000	500	(500)		-
Common shares issued with Third-Party Notes			1,050,000	1,050	(1,050)		-
Net loss						(2,172,671)	(2,172,671)
Balances at December 31, 2010	1,000	$1	27,764,772	$27,765	$4,981,495	$(2,614,638)	$(2,394,623)

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			May 16, 2006
			(Inception)
	Year Ended		Through
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,172,671)	$(154,983)	$(2,614,638)
Adjustments to reconcile net loss to cash used
in operating activities:
Depreciation		1,525	4,108
Amortization of debt discount	806,777	5,286	812,063
Amortization of intangible assets	140,000		140,000
Debt issued for interest	-	-	264
Impairment of intangible assets	1,100,000		1,100,000
Impairment of oil and gas properties		12,500	32,520
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	65,000	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	2,718	(2,718)	-
Accounts payable	17,617	(4,598)	17,457
Accounts payable – related party	-	(1,207)	-
Accrued liabilities	253,409	(31,758)	274,057
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	147,849	(110,953)	(118,751)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Purchase of intangible assets	(64,220)		(64,220)
Proceeds from sale of oil and gas properties	-	-	29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(64,220)	-	(41,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	41,790	53,120	192,412
Repayments of related party debt	(125,420)	(103,406)	(258,542)
Proceeds from issuance of preferred stock, net of share
issuance costs	-	157,500	157,500
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(83,630)	107,214	162,420

NET CHANGE IN CASH	142	(3,739)	2,119
Cash, beginning of period	1,977	5,716	-
Cash, end of period	$2,119	$1,977	$2,119

Cash paid for:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Acquisition of unproved property for payable	$-	$-	12,500
Common shares issued for conversion of shareholder loan		1,000
Debt discount from beneficial conversion feature		12,764

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Generation Zero Group, Inc. (“Generation Zero” or the “Company”) was incorporated in the State of Nevada on May 16, 2006. Since inception, the Company has operated as a start-up entity originally pursuing opportunities in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

With the acquisition of Find.com, the Company abandoned all oil and gas exploration efforts and has made a concerted effort to focus on growing Find.com into a profitable business and other new opportunities and businesses that will attempt to increase the value of the Company’s common stock.

Basis of Presentation. The consolidated financial statements of Generation Zero have been prepared by Generation Zero and have been audited, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $2,172,671 and $154,983, for the years ended December 31, 2010 and 2009, and had an accumulated deficit of $2,614,640 as of December 31, 2010. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is exploring and analyzing different avenues to raise additional capital. These avenues include evaluating both joint venture partners and acquisitions with proven revenue streams as a means of capital as well as traditional capital raises such as sales of securities in private placements. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 - INTANGIBLE ASSETS

On or around June 8, 2010, Generation Zero Group, Inc. entered into an agreement to acquire the Uniform Resource Locator (“URL”) www.beach.org (“Beach.org”), which included full and unrestricted control over the URL.  The agreed purchase price for Beach.org was $95,000, payable by us at any time prior to December 31, 2011.  The Company operated Beach.org as a portal for information about the April 2010 BP oil spill in the Gulf of Mexico and the beach areas that were affected and agreed to donate 5% of the gross revenues generated by Beach.org to not-for-profit causes dedicated to helping individuals or entities impacted by the BP oil spill.  The BP oil spill was contained much sooner than the Company had anticipated and as a result no revenue was generated from Beach.org through the operation of the website as a BP oil spill portal. The agreement required the Company to pay the seller a license fee of $50 per month (beginning on July 1, 2010) for the use of Beach.org (until such time as the entire purchase price was paid in full) and to pay all costs associated with the operations of Beach.org.  The Company failed to pay the required license fees to the seller and during the quarter ended December 31, 2010, the Company permitted the seller to recover control of Beach.org.  As such, the Company owns no interest or rights to Beach.org, and has no liability in connection with the acquisition.

The intangible assets represented on the audited financials all relate to the URL www.Find.com and the related underlying technology driving the website at the time of acquisition. These intangibles are deemed to be amortized over a fifteen year period. During the quarter ended June 30, 2010, Generation Zero entered into three separate agreements to acquire two specific intangible assets.

www.Find.com Technology

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that powered the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name.  The purchase also included all service contracts related to the operations of the technology that at the time of acquisition related to the operation of www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL. The purchase price paid to Find.com Acquisition in consideration for the Find.com Assets was 10,000,000 shares of Generation Zero’s restricted common stock. The asset was valued at $1.3 million based upon a fair market valuation report prepared by a third party valuation specialist.

In January 2011, Find.com Acquisition liquidated its assets and distributed the 10,000,000 shares which it then held of Generation Zero’s restricted common stock to its shareholders.

Since the acquisition of the technology assets, the Company has been pursuing an alternative strategy for the Find.com URL. Generation Zero intends to utilize the functionality and design of the technology assets on future initiatives unrelated to Find.com, and accordingly has recorded an impairment charge of $1,100,000 based on the current status of Find.com and the fact that the timing of the future initiatives is unknown and uncertain.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com, which together with the technology assets acquired in April 2010, are the only assets of the Company.  The purchase price to the selling members in consideration for their membership interests was a total of 988,567 shares of restricted common stock plus notes in the aggregate principal of $3,070,250 (of which $49,219 was paid at closing in cash by Generation Zero). This share exchange resulted in Generation Zero obtaining over 99% of the ownership interest in URL Holding, LLC as of June 30, 2010 and the remaining interests were acquired subsequent to June 30, 2010.  Subsequent to the closing, additional shares were issued when 100% of the consents were received from URL Holdings’ selling members, accordingly, in total 1,000,000 shares were issued.  Also, on June 30, 2010, and concurrent with this acquisition, Generation Zero entered into an Asset Purchase Agreement with Scientigo, Inc. (“Scientigo”) to acquire an option held by Scientigo that allowed the holder to purchase a 40% interest in URL Holdings, LLC. The purchase price paid to Scientigo in consideration for the Option was 14,000,000 shares of restricted common stock plus $15,000 in cash, a delayed payment of $50,000 and a note for $55,000.  The delayed payment has no interest component and was due July 30, 2010. This payment was not made.   Generation Zero has included the consideration for the option acquisition to be part of the cost of acquiring 100% of the intangible asset. The URL was valued at $4.0 million based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt incurred and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010.

The Company did not make the required payments under the Find.com notes to the holders thereof when due. The Collateral Agent for the Notes has declared the Notes in default. As a result of the Default, the balance of the Notes is accruing interest at the default rate of 14% per annum.   The Company paid $150,000 to an escrow agent for the benefit of the Note Holders in November 2010 in connection with the Default. The purpose of this payment was to effect a forbearance from the Note Holders for four months through March 15, 2011 and to make a $50,000 payment toward the amount owed to Scientigo, satisfying the delayed payment.  The $55,000 Scientigo note is in Default.  Forbearance has been granted until January 1, 2014.

Pursuant to the terms and conditions of a Forbearance Agreement, the Collateral Agent would forbear from taking any action in connection with the Default until March 15, 2011 and the Notes would continue to bear interest at the rate of 14% per annum during the Forbearance Period. Additionally, the Company agreed to pay the Note Holders $100,000 of principal reduction from the amount held in escrow and issued an aggregate of 200,000 shares of common stock to the Note Holders; reimburse the Collateral Agent for attorney’s fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default.

Finally, the Forbearance Agreement required that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things.

More than 90% of the Note Holders consented to the Forbearance Agreement which was enough to bind all Note Holders to the terms of the Forbearance.

Payments per the Forbearance Agreement have not been paid.  A Forbearance extension has been granted until January 1, 2014.

NOTE 4 – ASSIGNMENT OF SUPPLIER AGREEMENT

In September 2010, the Company entered into an Exclusive Agreement (the “Exclusive Agreement”) with Talent Search and Rescue, LLC (“Talent”), an entity controlled by Caesar Capital LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent would attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  The Company issued Talent an aggregate of 500,000 shares of its restricted common stock to Talent as consideration for Talent entering into the Exclusive Agreement.  A small number of positions were staffed in connection with the Exclusive Agreement, the funds generated were retained by Talent to pay operating expenses and the Exclusive Agreement and relationship between the Company and Talent has since been terminated.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At December 31, 2010 and December 31, 2009, there was an outstanding balance of $16,370 and $5,000, respectively, due the shareholders and Directors.  In November 2010, an aggregate of $100,000 of the amount owed to the CEO and sole director was assigned to a third party in connection with a $150,000 loan made to the Company by that third party as described in Note 6.

NOTE 6 – THIRD PARTY TRANSACTIONS

On June 1, 2007, the Company  issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan  received from Capersia, which Promissory Note was amended in December 2007 (the “Convertible Note”). The Convertible Note had an effective date of June 13, 2007, and bears interest at the rate of 6% per annum until paid in full. Capersia had the right at any time prior to the date such Convertible Note was repaid to convert any or all of the outstanding principal amount of the Convertible Note into shares of the Company’s common stock at a conversion price of $0.10 per share. The Convertible Note is payable on demand; however, Capersia agreed to provide the Company at least one (1) year and one (1) day notice prior to the due date of such Convertible Note, and any amounts not paid when then due would accrue interest at the default rate of 15% per annum.  On or around November 7, 2008, the Promissory Note was further amended to reflect an increased amount owed to the Capersia of $12,764.

On or around August 20, 2009, the Company entered into an amendment to the Convertible Note, pursuant to which we agreed to amend the conversion price of the Convertible Note to $0.001 per share, and to allow Capersia to convert $1,000 of the amount owed under the Convertible Note into 1,000,000 shares of our common stock.

On or around November 10, 2009, Capersia sold its entire interest in the Convertible Note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”).

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby each holder agreed that they will not be able to convert the Convertible Note into a number of common shares that would result in either of them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Convertible Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

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

In January 2011, $1,200 of the Convertible Note was converted for issuance of 1,200,000 shares of common stock by Cascata.  The Convertible Note had an outstanding principal balance of $4,132 as of December 31, 2011 with a potential conversion into 4,132,000 shares of common stock.

On October 23, 2012, the Company exercised its right to pay-off the Convertible Note in full and remitted payment to Cascata of $5,861 in order to cancel the Capersia Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,729 computed at 6% per annum.

A total of $150,000 was loaned to the Company in November 2010 by an individual, which was evidenced by a promissory note bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. Additionally, the Company’s sole officer and Director assigned an aggregate of $100,000 which the Company owed to the officer, evidencing an aggregate note value of $250,000. The Company agreed to issue 750,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

NOTE 7 – COMMON STOCK

On February 12, 2010 Generation Zero implemented a 1 for 100 reverse stock split of the common stock. Pursuant to the reverse split, each 100 shares of common stock issued and outstanding as of the effective date were converted into 1 share of common stock. All share and per share data herein has been retroactively restated to reflect the reverse split.

As disclosed in Note 3, Generation Zero issued an aggregate of 24,988,567 shares of common stock valued at $4,543,943 based on the relative fair value to acquire the URL www.find.com and related technology.

As disclosed in Note 4, Generation Zero issued 500,000 shares of its restricted common stock in consideration for entering into an exclusive supply agreement.

As disclosed in Note 6, Generation Zero issued an additional 1,050,000 shares of restricted common stock in conjunction with the issuance of Third Party Notes during November 2010.

During the fiscal years ended December 31, 2010 and 2009, the holders of the long-term convertible notes payable elected to convert $2,200 of the loan into 2,200,000 shares of common stock.

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock
Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of December 31, 2010, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock
Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of December 31, 2010, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.0)%	(4.0)%
Increase in valuation allowance	38.0%	38.0%
Effective income tax rate	0.0%	0.0%

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.  Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carry forwards.

The Company has net operating loss carry forwards for tax purposes totaling approximately $2,614,640 as of December 31, 2010, expiring through 2030 and $6,028,305 as of December 31, 2011, expiring through 2031. There  is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are considered below.

Significant deferred tax assets at December 31, 2010 and 2009 are approximately as follows:
	2010	2009
Gross deferred tax assets:
Net operating loss carry forwards	$2,614,640	$366,456
Total deferred tax assets	993,563	124,595
Less: valuation allowance	(993,563)	(124,595)
Net deferred tax asset recorded	$-	$-

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010 and 2009, respectively.

At the present time, tax returns have not been filed for the most recent years.

NOTE 10 – SUBSEQUENT EVENTS (unaudited)

On February 4, 2011, Generation Zero Group, Inc. entered into an Agreement and Plan of Merger (“Merger”) with StaffMD, Inc., a Georgia corporation.  Pursuant to the Merger Agreement, StaffMD was merged  into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s wholly-owned subsidiary.  MedicalWork was the surviving entity in the Merger.  As a result of the closing of the Merger, the Company acquired StaffMD’s business, which was a leading online job board for physicians.  In consideration for ownership of StaffMD and in connection with the Merger, Generation Zero Group, Inc. (a) issued 6,000,000 shares of the Company’s restricted common stock; (b) paid $100,000 in cash at the closing of the Merger; (c) provided a secured, subordinated Seller Note in the amount of $3,950,000 to the founder of StaffMD; and (d) issued 250,000 shares of the Company’s restricted common stock in association with a Third Party Promissory Note of $250,000 a portion of which was purchase consideration and a portion of which was for working capital of the subsidiary.  The founder of StaffMD was the sole operating manager of the MedicalWork subsidiary and he has had exclusive control over all bank accounts, marketing, expenses and operations related to the MedicalWork assets since the Merger occurred.

Effective December 31, 2011, the Company assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancelation of the Seller Note.  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. These shares were not cancelled as of December 31, 2010 and have been included in the number of issued and outstanding shares disclosed in the attached financials. The assignee has further agreed to place into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as additional collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

Generation Zero Group, Inc. was not able to meet the terms of the Forbearance Agreement identified in Note 3 with the Secured Noteholders.  In March 2012, the Secured Noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. issued 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The authorized amendment to the Forbearance Agreement also provides for the restructuring of Generation Zero Group, Inc. and the replacement of current management.

In April 2012 several of the Secured Noteholders participated in a non-interest bearing bridge loan for $40,000, with a maturity date of January 2, 2014.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.  In addition, on August 15, 2012, the Company issued a Convertible Promissory Note of $200,000 to a Third Party qualified investor. The Note carries a 10% interest rate with maximum conversion to 2,500,000 shares of common stock and has a maturity date of August 15, 2014.  The funds raised will be used for working capital.

The principal balance of the Convertible Note identified in Note 6 above was $4,312.00 as of October 23, 2012.  The Company has not received any notice of an assignment of the Convertible Note which is required prior to any assignment.  On October 23, 2012, the Company exercised its right to pay-off the note in full and has remitted payment to Cascata Equity Management of $5,860.93 in order to cancel the Convertible Note.  This amount is comprised of $4132.00 in unpaid principal plus interest in the amount of $1,728.92 computed at 6%, as no demand for payment was ever made to cause the 15% default interest rate to apply.  The payment terms have provided Cascata 30 days in order to dispute any error in the tendered payment amount, but no notice of any objection was timely received and Cascata accepted the payment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective November 12, 2010, the client auditor relationship between the Company and MaloneBailey, LLP ("MaloneBailey") was terminated, as MaloneBailey resigned as the Company’s independent registered public accounting firm. Except as noted in the paragraph immediately below, the reports of MaloneBailey on the Company’s consolidated financial statements of the Company for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of MaloneBailey on the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to a deficit in working capital and incurring significant losses.

During the Company’s fiscal years ended December 31, 2009 and 2008, and the subsequent period through the date of the resignation of MaloneBailey, November 12, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference thereto in their reports on the Company’s consolidated financial statements for such periods.  A copy of a letter from MaloneBailey stating whether or not it agrees with the above statements is incorporated by reference herein as Exhibit 16.1.

There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company's fiscal years ended December 31, 2009 and 2008, and any later interim period, including the interim period up to and including the date the relationship with MaloneBailey ceased.

On November 15, 2010  (the “RBSM Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2010. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the RBSM Engagement Date, the Company did not consult with RBSM regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM  concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Effective April 30, 2012, the Company's Board of Directors terminated the engagement of RBSM.  RBSM did not issue a report on the Company's financial statements during the fiscal years ended December 31, 2010 or 2011, or through the date the Company’s relationship with RBSM was terminated.

During the fiscal years ended December 31, 2010 and 2011, and the subsequent period through the date of the termination of RBSM, April 30, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of RBSM, would have caused it to make reference thereto in their reports on the Company’s consolidated financial statements for such periods if such reports were prepared.

There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company's fiscal years ended December 31, 2010 and 2011, and any later interim period, including the interim period up to and including the date the relationship with RBSM ceased.

A copy of a letter from RBSM stating whether or not it agrees with the above statements is incorporated by reference herein as Exhibit 16.2.

On May 8, 2012  (the “Engagement Date”), the Company engaged W. T. Uniack & Co. CPA’s P.C. (“Uniack”) as its independent registered public accounting firm for the Company’s fiscal years ended December 31, 2010, 2011 and 2012. The decision to engage Uniack as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with Uniack regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Uniack concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, also acting as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is not effective due to lack of segregation of duties.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our Director and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our officer and Director is as follows:

Name	Age	Position	Date First Appointed
Matthew Krieg	42	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	November 2008

Matthew Krieg

Since November 2008, Mr. Krieg has been self-employed as a consultant in the online travel, ecommerce industry and in various other industries.  Mr. Krieg served as the president of nPorta, Inc., in Atlanta, Georgia, which provided software development and consulting to the travel industry, from July 2003 to October 2008.  From February 2005 to June 2006, Mr. Krieg served as the Vice President of Strategic Planning with OneTravel, Inc., in Atlanta, Georgia.  From September 2002 to May 2003, Mr. Krieg served as a Senior Financial Analyst with Leisure Industries in Las Vegas, Nevada.  From January 1999 to August 2002, Mr. Krieg served as Strategic Finance Manager to Eastern Airlines in Miami, Florida.

Mr. Krieg obtained his Bachelor’s degree from the University of Miami in Management in 1993 and his Master’s degree from the University of Miami in Finance in 1999.

Qualifications

Mr. Krieg has extensive experience in the ecommerce industry and in Internet companies in general and as such, we believe he is well qualified to serve as the sole Director of the Company.

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

Involvement in Certain Legal Proceedings

Our sole Director has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole Director.

Audit Committee Financial Expert

Our board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our sole Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole Director of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Board Meetings and Annual Meeting

During the fiscal years ended December 30, 2010 and 2011, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2010, 2011 or 2012.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal years ended December 31, 2010 and 2011 by the unanimous written consent of the sole Director, who also controls 51% of the Company’s voting shares through his ownership of the Series A Shares.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Krieg, at the address appearing on the first page of this Report.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations, provided that we have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only one person, Mr. Krieg, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

In lieu of an Audit Committee, the Company’s sole Director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The sole Director reviews the Company's internal accounting controls, practices and policies.

Risk Oversight

Effective risk oversight is an important priority of the sole Director. Because risks are considered in virtually every business decision, the sole Director discusses risk throughout the year generally or in connection with specific proposed actions. The sole Director’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The sole Director exercises direct oversight of strategic risks to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Name & Principal Position	Year Ended December 31,	Salary ($)	Stock Awards($)	Other(1) Annual Compensation($)	Total * Compensation($)

Matthew Krieg(2)	2011	$--	--	--	$--
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2010	$--	--	--	$--

Edwargo Setjadiningrat(3)	2009	$--	--	--	$--
Former President, Chief Executive Officer, Chief Financial Officer and Director

James Moses (4)	2009	$17,500	--	--	$17,500
Former President, CFO, Treasurer and Director

Frank A. Jacobs (5)	2009	$--	--	--	$--
Former CEO, CFO,
Treasurer,
Secretary and Director

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  The value of the Stock Awards and Option Awards in the table above (if any) were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Other than the individuals listed above, we had no executive employees or Directors during the years listed above. Our officers and Directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.  As of the date of this Report, none of our officers or Directors are a party to employment agreements with us.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

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

All individuals who served as our Directors during the fiscal years ended December  2009, 2010 and 2011 also served as officers of the Company, and all such individuals are included in the Executive Compensation table provided above.  No officer of the Company received any separate or additional consideration for their services to the Board of Directors other than what they were paid as officers of the Company (if anything) during the last fiscal year.  As such, the table regarding Board Compensation has not been included in this filing as it would be duplicative of the information provided above.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with Matthew Krieg, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of January 25, 2013 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our Directors; (iii) each of our executive officers; and (iv) all of our  current executive officers and Directors as a group. As of January 25, 2013, 32,414,785 shares of common stock were issued and outstanding, and 1,000 shares of Series A Preferred Stock (which vote in aggregate 51% of the shareholder vote (36,860,286 shares in aggregate)) were issued and outstanding for 66,152,622 total voting shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 25, 2013, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 20225 Ne 34th Court, Unit #413 Aventura, FL 33180.

	Beneficial Ownership
Name	Common Stock Beneficially Owned (1)	Common Stock Percentage Beneficially Owned	Series A Preferred Stock Voting Rights	Total Voting Percentage (2)
Matthew Krieg (1)	-	-	33,737,838 (3)	51%
All officers and Directors as a group (one person)	-	-	33,737,838 (3)	51%

5% Shareholders

Cynthia White 20225 Ne 34th Court, Unit #413 Aventura, FL 33180	-	-	16,868,919 (5)	25.5%
Ronald L. Attkisson 20225 Ne 34th Court, Unit #413 Aventura, FL 33180	16,003	*%	16,868,919 (5)	25.5%
Phoenix Restructuring, Inc. (4) P.O. Box 435, Mineral Springs, NC 28108	14,000,000	43.2%	-	21.2%

Jeffrey Sisk 199 Daisy St. Homosassa, Florida 34446	3,000,000	9.3%	-	4.5%
John Strickland and Kimberly Ann Griffith 2696 Redding Road NE Atlanta, Georgia 30319	2,500,000 (6)	7.2%	-	3.6%

* Less than one percent.

(1) Mr. Krieg owns a beneficial interest in the 1,000 shares of Series A Preferred Stock through his ownership and control over Travel Engine Solutions, LLC (“Travel Engine”).

(2) Based on 66,152,622 total voting shares, which includes 32,414,785 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding which provides the holder thereof the right to vote 51% of the vote on any any shareholder matters, equal to 33,737,837 voting shares.

(3) Represents voting shares of the 1,000 shares of Series A Preferred Stock beneficially owned by Mr. Krieg are able to vote.  See also footnote 2 above.

(4) The beneficial owner of the shares is Christine Cheney, CFO of Phoenix Restructuring, Inc.

(5) Cynthia S. White and Ronald L. Attkisson, in the capacity of collateral agents for the Find.com notes (currently in default), or their assignees, have the option, to acquire ownership and control over the 1,000 shares of Series A Preferred Stock beneficially owned by Mr. Krieg (either by the transfer of such shares or the cancellation and reissuance of such shares) at any time by providing Mr. Krieg 10 days prior written notice of their intent to exercise such option. The Company has agreed to issue Mr. Krieg 3 million shares of common stock in connection with such transfer or cancellation.

(6) Represents shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued on August 15, 2012, in the amount of $200,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on August 15, 2014, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 27, 2009, James Moses, a then officer of the Company, and as an officer of his consulting company, Traction Consulting, Pty, ratified and agreed to an offer to confirm his services as an officer including that he would receive a rate of $5,000 per month in cash or stock by the Company, by payment to his consulting company, which agreement and obligations in connection therewith were cancelled in connection with his resignation in June 2009 (as discussed below).

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

On or around August 20, 2009, we entered into an amendment to the Capersia Note (discussed above under “Item 1. Business” – “Promissory Notes”), pursuant to which we agreed to amend the conversion price of the Note to $0.001 per share, and to allow Capersia to convert $1,000 of the amount owed under the Note into 1,000,000 shares of our common stock on a pre-reverse split basis, which was adjusted to 10,000 shares following the 1:100 reverse Stock Split.

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

On or around April 13, 2010, Cascata and Seven Palm entered into acknowledgments with the Company, whereby the Company acknowledged that the conversion price of the Capersia Note was not affected by the Company’s 1:100 reverse stock split and remained at $0.001 per share, and each holder agreed that they will not be able to convert the Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In May 2010, an aggregate of $550 of the Convertible Note was converted each by Cascata and Seven Palm ($1,100 total), and Cascata and Seven Palm were each issued an aggregate of 550,000 shares of common stock in connection with such conversions.

In January 2011, Cascata converted an aggregate of $1,200 owed under the Capersia Note into 1,200,000 shares of common stock.

On October 23, 2010, pursuant to a Note Termination Agreement (the “Termination Agreement”), Seven Palm agreed to cancel and forgive its portion of the Capersia Note then owed by the Company (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement).

On October 23, 2012, the Company exercised its right to pay-off the note in full and remitted payment to Cascata of $5,861 in order to pay off and cancel the Capersia Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,729 computed at 6% per annum.

On or around December 18, 2009, the Board of Directors of the Company increased the number of Directors of the Company from two (2) to three (3).  The Board also appointed Matthew Krieg, the beneficial owner of Travel Engine, as a Director of the Company to fill the vacancy left by the increase in Directors pursuant to the authority provided to the Board of Directors in the Company’s Bylaws.  Immediately following the appointment, and effective December 18, 2009, Edwargo Setjadiningrat resigned as President, Chief Executive Officer, Chief Financial Officer and Director of the Company and Frank Jacobs resigned as Secretary and Director of the Company.

The Board of Directors, then consisting solely of Mr. Krieg, appointed Mr. Krieg as President, Chief Executive Officer, Chief Financial Officer, Treasurer and as Secretary of the Company, effective December 18, 2009.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and November 15, 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement with Find.com Acquisition, Inc., a Delaware corporation pursuant to which we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith for an aggregate of 10,000,000 shares of our restricted common stock (described in greater detail above under “Item 1. Business” – “Find.com URL Exchange Agreement”).

On or around June 30, 2010, we entered into a Share Exchange Agreement with Find.com URL Holdings, LLC., a Georgia limited liability company, and an Asset Purchase Agreement with Scientigo, Inc. pursuant to which we purchased 100% of the outstanding membership interests of URL in consideration for among other things, the issuance of an aggregate of 14,000,000 shares of the Company’s restricted common stock (described in greater detail above under “Item 1. Business” – “Find.com Technology Acquisition”). Scientigo has since been merged with and into Phoenix Restructuring, Inc. (“Phoenix”), with Phoenix being the surviving entity in the merger.

In January 2011, Find.com Acquisition liquidated and distributed the 10,000,000 shares which it then held of our common stock to its shareholders.

On February 4, 2011, we entered into an Agreement and Plan of Merger with StaffMD, Inc., a Georgia corporation, and the sole owner of StaffMD, Jeffrey Sisk, an individual pursuant to which StaffMD was merged with and into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s then wholly-owned subsidiary, resulting in our acquisition of StaffMD.  In partial consideration for the acquisition, we issued Mr. Sisk 6,000,000 shares of our restricted common stock (of which 3,000,000 shares were subsequently cancelled by Mr. Sisk in connection with the rescission of the Agreement and Plan of Merger).  The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.  See also “Item 1. Business” – “StaffMD, Inc. Acquisition” and “Item 1. Business” – “Rescission of StaffMD Acquisition”, above.

On August 15, 2012, the Company borrowed $200,000 from John Strickland and Kimberly Ann Griffith, joint tenants, and issued a Convertible Promissory Note in the amount of $200,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors or sole Director, as applicable.  In connection with the approval of the transactions described above, the Board of Directors (or sole Director) took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountants for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Fee Category	2011 Fees	2010 Fees	2009 Fees

Audit Fees	$10,000	$10,000	$17,000
Audit Related Fees	$5,000	$5,000	$-
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

Total Fees	$15,000	$15,000	$17,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16*	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18*	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(13)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(13)	Promissory Note ($250,000 – Geronimo Property Trust)

10.239(13)	Employment Agreement with Jeffrey Sisk

10.24(13)	Security Agreement with Geronimo Property Trust

10.25(13)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26*	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27*	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28*	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29*	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30*	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31*	First Addendum to Forbearance and Note Amendment Agreement

16.1(14)	Letter from MaloneBailey, LLP

16.2(15)	Letter from RBSM LLP

21*	Subsidiaries

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

(1) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

(2) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on October 1, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 8-K filed with the Commission on June 19, 2009, and incorporated herein by reference.

(4) Filed as an exhibit to our Form 8-K filed with the Commission on March 5, 2010, and incorporated herein by reference.

(5) Filed as an exhibit to our Form S-1 Registration Statement filed with the Commission on March 21, 2008, and incorporated herein by reference.

(6) Filed as an exhibit to our Post-Effective Amended Form S-1 Registration Statement, filed with the Commission on October 28, 2009, and incorporated herein by reference.

(7) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on April 14, 2010, and incorporated herein by reference.

(8) Filed as an exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 24, 2010, and incorporated herein by reference.

(9) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on July 12, 2010, and incorporated herein by reference.

(10) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

(11) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 24, 2010, and incorporated herein by reference.

(12) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on December 10, 2010, and incorporated herein by reference.

(13) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

(14) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

(15) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 22, 2011, and incorporated herein by reference.

(16) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on October 25, 2012, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 25, 2013	By:	/s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16*	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18*	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(13)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(13)	Promissory Note ($250,000 – Geronimo Property Trust)

10.239(13)	Employment Agreement with Jeffrey Sisk

10.24(13)	Security Agreement with Geronimo Property Trust

10.25(13)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26*	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27*	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28*	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29*	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30*	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31*	First Addendum to Forbearance and Note Amendment Agreement

16.1(14)	Letter from MaloneBailey, LLP

16.2(15)	Letter from RBSM LLP

21*	Subsidiaries

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith.

(1) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

(2) Filed as an exhibit to our Form SB-2 Registration Statement filed with the Commission on October 1, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 8-K filed with the Commission on June 19, 2009, and incorporated herein by reference.

(4) Filed as an exhibit to our Form 8-K filed with the Commission on March 5, 2010, and incorporated herein by reference.

(5) Filed as an exhibit to our Form S-1 Registration Statement filed with the Commission on March 21, 2008, and incorporated herein by reference.

(6) Filed as an exhibit to our Post-Effective Amended Form S-1 Registration Statement, filed with the Commission on October 28, 2009, and incorporated herein by reference.

(7) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on April 14, 2010, and incorporated herein by reference.

(8) Filed as an exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 24, 2010, and incorporated herein by reference.

(9) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on July 12, 2010, and incorporated herein by reference.

(10) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

(11) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 24, 2010, and incorporated herein by reference.

(12) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on December 10, 2010, and incorporated herein by reference.

(13) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

(14) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

(15) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 22, 2011, and incorporated herein by reference.

(16) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on October 25, 2012, and incorporated herein by reference.