Form 10-Q
period 2011-03-31
Generation Zero Group, Inc.
filed 2013-01-25
CIK 1390072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-146405

———————
GENERATION ZERO GROUP, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	20-5465816
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

20225 NE 34TH COURT, UNIT #413 AVENTURA, FL	77058
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (786) 509-0312

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

As of January 25, 2013, the issuer had 32,414,785 shares of common stock, $0.001 par value per share outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2011	AUDITED December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$59,345	$2,119
Other	$54,316	-
Prepaid expenses
Total current assets	$113,661	$2,119

Property, plant and equipment, net of accumulated depreciation
Intangible asset, net of amortization	$3,990,000	$4,060,000

TOTAL ASSETS	$4,103,661	$4,062,119

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$20,597	$17,806
Accrued liabilities	$418,605	$253,409
Deferred credit
Short-term debt - related party	$26,370	$16,370
Total current liabilities	$465,572	$287,585

Notes payable, net of unamortized discount	$1,578,971	$1,379,912

Total liabilities	$2,044,543	$1,667,497

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; none issued and outstanding
Series A Preferred stock, $0.001 par value; 100,000,000	$1	$1
shares authorized; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000	$-	$-
shares authorized; none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$35,415	$27,765
authorized; 35,414,785 issued and outstanding
Additional paid-in capital	$5,004,370	$4,981,495
Deficit accumulated during the development stage	$(2,980,668)	$(2,614,640)
Total stockholders' deficit	$2,059,118	$2,394,622

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,103,661	$4,062,119

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited)		(Unaudited) May 16, 2006
	Three Months Ended March 31,		(Inception) Through
	2011	2010	March 31, 2011
Revenues	$86,953	$-	$86,953
Cost of Sales	$5,569	$-	$5,569

Gross Profit	$81,384	$-	$81,384

Operating expenses:
General, selling and administrative	$87,385	$19,891	$598,652
Impairment of oil and gas properties	-	-	$32,520
Impairment of intangible asset	-	-	$1,100,000
Depreciation and amortization	$70,000	$237	$214,424
Total operating expenses	$157,385	$20,128	$1,945,596

Operating loss	$(76,001)	$(20,128)	$(1,864,212)

Other revenue and expenses
Loss on abandonment of assets	-	-	$(3,028)
Forgiveness of debt	-	-	$6,232
Interest expense	$(360,190)	$(3,118)	$(1,189,821)

Net income (loss)	$(436,191)	$(23,246)	$(3,050,829)

Basic and diluted net loss per common share	$(0.01)	$(0.18)

Weighted average common shares outstanding	31,889,785	126,205

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.
(FORMERLY VELOCITY OIL & GAS, INC.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited) May 16, 2006
	Three Months Ended March 31,		Through March 31,
	2011	2010	(Inception) 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(436,191)	$(23,246)	$(3,050,830)
Adjustments to reconcile net loss to cash used:
Depreciation	-	237	4,108
Amortization of debt discount	237,584	2,942	1,049,789
Amortization of intangible assets	70,000		210,000
Debt used for interest	-	-	264
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible assets	-	-	1,100,000
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:	-	-
Prepaid expenses and other receivables	(54,319)	2,718	(54,319)
Accounts payable	2,791	8,459	20,249
Accrued liabilities	227,361	177	501,418
NET CASH USED IN OPERATING ACTIVITIES	$47,226	$(8,713)	$(71,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(7,453)
Purchase of intangible assets	-	-	(64,220)
Proceeds from sale of properties	-	-	29,980
NET CASH PROVIDED BY INVESTING ACTIVITIES	$-	$-	$(41,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	$10,000	$6,783	$176,992
Repayments of related party debt	-	-	(233,122)
Proceeds from issuance of preferred stock	-	-	157,500
Proceeds from issuance of common stock	-	-	71,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,000	$6,783	$172,420

NET CHANGE IN CASH	$57,226	$(1,930)	$59,345
Cash, beginning of period	$2,119	$1,930	$-
Cash, end of period	$59,345	$-	$59,345

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $436,191, for the quarter ended March 31, 2011, and had an accumulated deficit of $2,980,668 as of March 31, 2011. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com, which together with the technology assets acquired in April 2010, are the only assets of the Company.  The purchase price to the selling members in consideration for their membership interests was a total of 988,567 shares of restricted common stock plus notes in the aggregate principal amount of $3,070,250 (of which $49,219 was paid at closing in cash by Generation Zero). This share exchange resulted in Generation Zero obtaining over 99% of the ownership interest in URL Holding, LLC as of June 30, 2010 and the remaining interests were acquired subsequent to June 30, 2010.  Subsequent to the closing, additional shares were issued when 100% of the consents were received from URL Holdings’ selling members, accordingly, in total 1,000,000 shares were issued.  Also, on June 30, 2010, and concurrent with this acquisition, Generation Zero entered into an Asset Purchase Agreement with Scientigo, Inc. (“Scientigo”) to acquire an option held by Scientigo that allowed the holder to purchase a 40% interest in URL Holdings, LLC. The purchase price paid to Scientigo in consideration for the Option was 14,000,000 shares of restricted common stock plus $15,000 in cash, a delayed payment of $50,000 and a note for $55,000.  The delayed payment has no interest component and was due July 30, 2010. This payment was not made. The note was payable July 30, 2010 and bears total interest of $50. The note payment was not made.  Generation Zero has included the consideration for the option acquisition to be part of the cost of acquiring 100% of the intangible asset. The URL was valued at $4.0 million based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010.

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

Finally, the Forbearance Agreement required that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things, which terms have since been amended by the March 2012 Forbearance Agreement, described in greater detail below under Note 9.

More than 90% of the Note Holders consented to the Forbearance Agreement which was enough to bind all Note Holders to the terms of the Forbearance. Payments pursuant to the Forbearance Agreement have not been paid.    A Forbearance extension has been granted until January 1, 2014.

NOTE 4 – ACQUISITION OF STAFFMD, INC.

On February 4, 2011, Generation Zero Group, Inc. entered into an Agreement and Plan of Merger (“Merger”) with StaffMD, Inc., a Georgia corporation.  Pursuant to the Merger Agreement, StaffMD was merged into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s wholly-owned subsidiary.  MedicalWork was the surviving entity in the Merger.  As a result of the closing of the Merger, the Company acquired StaffMD’s business, which was a leading online job board for physicians.  In consideration for ownership of StaffMD and in connection with the Merger, Generation Zero Group, Inc. (a) issued 6,000,000 shares of the Company’s restricted common stock; (b) paid $100,000 in cash at the closing of the Merger; (c) provided a secured, subordinated Seller Note in the amount of $3,950,000 to the founder of StaffMD; and (d) issued 250,000 shares of the Company’s restricted common stock in association with a Third Party Promissory Note of $250,000 for working capital of the subsidiary.  The founder of StaffMD was the sole operating manager of the MedicalWork subsidiary and has had exclusive control over all bank accounts, marketing, expenses and operations related to the MedicalWork assets since the Merger occurred.

This transaction was subsequently rescinded as discussed in Note 9.  As such, reflection of the associated debt and acquisition of intangible assets have not been presented in these quarterly financial presentations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At March 31, 2011 and December 31, 2010, there was an outstanding balance of $26,370 and $16,370, respectively, due the shareholders and Directors.

NOTE 6 – THIRD PARTY TRANSACTIONS

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

In November 2009, the holder sold this promissory note to two unrelated parties. As of March 31, 2010, the unpaid balance on the loan totaled $11,764 and was classified on the balance sheet as “Notes payable.”

On or around April 13, 2010, the unrelated parties entered into acknowledgments with the Company, whereby each holder agreed that they will not be able to convert the Convertible Note into a number of common shares that would result in them owning more than 4.99% of the issued and outstanding common stock of the Company and that neither holder would transfer or sell the Convertible Note to any third parties without the prior written consent of the Company, which consent will not be unreasonably withheld.

In May 2010, an aggregate of $1,100 of the promissory notes were converted to an aggregate of 550,000 shares of common stock.

In September 2010, the Company entered into an Exclusive Agreement (the “Exclusive Agreement”) with Talent Search and Rescue, LLC (“Talent”), an entity controlled by Caesar Capital LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent would attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  The Company issued Talent an aggregate of 500,000 shares of its restricted common stock to Talent as consideration for Talent entering into the Exclusive Agreement.  A small number of positions were staffed in connection with the Exclusive Agreement, the funds generated pursuant to which were retained by Talent and the Exclusive Agreement and relationship between the Company and Talent has since been terminated.

On October 23, 2010, one of the related parties agreed to cancel and forgive its portion of the Promissory Note, representing a principal amount of $5,332 in its entirety as well as the related accrued interest.

In January 2011, $1,200 of the remaining Promissory Note was converted for issuance of 1,200,000 shares of common stock.  The Promissory Note had an outstanding principal balance of $4,132 as of March 31, 2011 with a potential conversion into 4,132,000 shares of common stock.

The outstanding amount of this note was subsequently satisfied by the Company in October 2012, as described below under Note 9.

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

As disclosed in Note 6, Generation Zero issued an additional 1,550,000 shares of restricted common stock in conjunction with Third Party Notes and vendor obligations during the fiscal year ending December 31, 2010.

During the fiscal year ended December 31, 2010 and the fiscal quarter ended March 31, 2011, the holders of the long-term convertible notes payable elected to convert $1,100 and $1,200 of the loan into 1,100,000 and 1,200,000 shares of common stock, respectively.

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock
Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of March 31, 2011, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock
Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of March 31, 2011, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancellation of the Seller Note.  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. These shares were not cancelled as of the date of the financials and have been included in the number of issued and outstanding shares disclosed in the attached financials, where applicable. The assignee has further agreed to place into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

Generation Zero Group, Inc. was not able to meet the terms of the Forbearance Agreement identified in Note 2 with the secured noteholders.  In March 2012, the secured noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. issued 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The authorized amendment to the Forbearance Agreement also provides for the restructure of Generation Zero Group, Inc. and the replacement of current management.

In April 2012, several of the secured noteholders have participated in a non-interest bearing convertible bridge loan for $40,000, with a maturity date of January 2, 2014.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.  In addition, on August 15, 2012, the Company issued a Convertible Promissory Note of $200,000 to a Third Party investor. The Note carries a 10% interest rate with maximum conversion to 2,500,000 shares of common stock and has a maturity date of August 15, 2014.  The funds raised will be used for working capital.

The principal balance of the Convertible Note identified in Note 6 above was $4,312 as of October 23, 2012.  The Company has not received any notice of an assignment of the Convertible Note which is required prior to any assignment.  On October 23, 2012, the Company has exercised its right to pay-off the note in full and has remitted payment to Cascata Equity Management of $5,860.93 in order to cancel the Convertible Note.  This amount is comprised of $4132 in unpaid principal plus interest in the amount of $1,728.92 computed at 6%, as no demand for payment was ever made to cause the 15% default interest rate to apply.  The payment terms have provided Cascata 30 days in order to dispute any error in the tendered payment amount, but the Company expects to resolve any payment amount disputes amicably. In any event, the Company intends to oppose any further attempts to convert all or any portion of the Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to March 31, 2011.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on January 25, 2013, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include “Super Majority Voting Rights” (i.e., the right to vote 51% of the Company’s outstanding voting shares on any shareholder votes) for aggregate consideration of $175,000.

On or around January 21, 2010, Matthew Krieg, the sole Director of the Company and Mr. Krieg as the Manager and beneficial owner of Travel Engine, our majority shareholder as a result of the Series A Shares, which it held, which provided it the Super Majority Voting Rights, approved via a consent to action without meeting, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

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

URL Holdings Members Notes

The Notes, bear interest at the rate of 12% per annum, and are payable as follows: (a) $50,000 which was due on the closing of the Exchange Agreement (June 30, 2010, the “Closing Date”), and which was paid to the Note Holders on such date; (b) $250,000 which was due to the Note Holders within 30 days of the closing date of the Exchange Agreement (which has not been paid to date); (c) approximately $49,918.47 which is due at the end of each quarter for six quarters, due three months, six months, nine months, twelve months, sixteen months and twenty months after the Closing Date, each representing 1/6th of the Note Holder’s portion of an aggregate of $299,511 (which has not been paid to date); (d) by way of interest payments representing the accrued interest on the Notes which are due quarterly, beginning three months after the Closing Date and continuing until 18 months from the Closing Date (which has not been paid to date); and (e) by way of twelve monthly payments of principal and interest (which monthly principal payments will total approximately $2,450,000 or $204,000 per month) representing the then outstanding balance of the Notes, the last of which payment was due December 31, 2012 (the “Maturity Date”).  The Notes may be prepaid at any time without penalty.

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes accrue interest at 14% per annum which rate the Notes are currently accruing interest as a result of our default in the payment of certain amounts due under the Notes.  If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default, the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below).  Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.  The right to receive further Extensions was terminated by the parties’ entry into the Forbearance Agreement (described below).

The Company’s repayment of the Notes is secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo previously served as collateral agent for the benefit of the Note Holders under the Security Agreements, provided that Phoenix Restructuring Inc. currently serves as collateral agent (the “Collateral Agent”).  Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holdings, solely for the purpose of protecting the collateral securing the Notes.  Matthew Krieg, the Company’s Chief Executive Officer and President, serves as President and Chief Executive Officer of URL Holdings.

The Company obtained the $50,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its Chief Executive Officer, Matthew Krieg.

Asset Purchase Agreement with Scientigo

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 39.7% of our then outstanding shares and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and which the Company is in default in connection with as described below.   Scientigo has since been merged with and into Phoenix, with Phoenix being the surviving entity in the merger.

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

Forbearance Agreement

Effective November 30, 2010, the Company, the Note Holders, Scientigo and URL Holdings formally executed and entered into a Forbearance Agreement (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, the Collateral Agent agreed to forbear from taking any action in connection with the Default until March 15, 2011 (subject to any default occurring other than in connection with the Default)(the “Forbearance Period”) and that the Notes would continue to bear interest at the rate of 14% per annum during the Forbearance Period.  Additionally, the Company agreed to pay the Note Holders $100,000 of principal reduction from a total of $150,000 then held in escrow and issue such Note Holders an aggregate of 200,000 shares of common stock; reimburse the Collateral Agent for attorney’s fees in connection with the preparation of the Forbearance Agreement; and pay the Note Holders, before the end of the Forbearance Period, $332,903 of accrued but unpaid interest and $249,837 of principal on the Notes (collectively, the “Cure Payment”), which if paid prior to the end of the Forbearance Period, would result in the waiver of the Default, which Cure Payment was not made, but which requirement to make such Cure Payment was waived by the parties’ entry into the First Addendum, described below.

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

The Company was not able to meet the terms of the Forbearance Agreement and in March 2012, the Note Holders, with majority approval, and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  The Notes were also renegotiated to represent a face value of $2,920,250.  Accrued interest has been forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below). The agreement also requires that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White and Ronald L. Attkisson, as collateral agents for the notes (currently in default) associated with the Find.com acquisition, or their assigns within 10 days of notice of such requested transfer (or reissuance), which has not occurred or been requested to date, but which is expected to occur in the first quarter of 2013.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with such cancellation or transfer.  We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company issued 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder.

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

The Company raised the $150,000 paid in connection with and pursuant to the terms of the November 2010 Forbearance Agreement and funds used for working capital through the sale of promissory notes described in greater detail below under “Liquidity and Capital Resources.”

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

In consideration for Mr. Sisk’s ownership of StaffMD and in connection with the Merger, we agreed to (a) issue Mr. Sisk 6,000,000 shares of the Company’s restricted common stock (the “Sisk Shares”); (b) pay Mr. Sisk $100,000 in cash at the closing of the Merger (the “Closing”); and (c) provide Mr. Sisk a secured, subordinated promissory note in the amount of $3,950,000 (the “Seller Note”).  A required closing condition of the Merger was that the Company contributed $100,000 to MedicalWork, which contribution was made in connection with the Closing.  The Merger Agreement also provided that Mr. Sisk would serve as the Manager and President and Chief Executive Officer of MedicalWork.  MedicalWork and Mr. Sisk entered into an Employment Agreement with MedicalWork in connection with the Closing, described in greater detail below (the “Employment Agreement”). The Sisk Shares were also granted piggy-back registration rights.

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

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com or the other URL’s owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and an Employment Agreement we had entered into with Mr. Sisk; Mr. Sisk agreed to indemnity and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note; and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled to date and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the parties entry into a Pledge Agreement.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork or its assets, including PhysicanJobs.com.

Description of Business Activities

Our current primary business focus is to monetize the find.com URL.

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

The Company believes that it will be able to manage and operate the domain name in a manner that will create value for the Company.  This management and operation may involve strategic partnerships and revenue sharing relationships as is common in the operation of domain names.  The Company believes that Find.com has a broad reach and can be used for a variety of purposes.  To date Find.com has not generated any significant revenue, but the Company believes that the domain name can be grown into a significant Internet based business.  However, the success of the Find.com asset is subject to the availability of necessary financing for operations and to service the Notes.  The Company is currently in negotiations with a private company in internet marketing and search engine optimization services to potentially form a joint venture and undertake a business plan to execute a commercialization of www.find.com.  The joint venture, which has not been finalized or agreed to, would create an internet market place environment for the sale and purchase of products and services.  The Company hopes to finalize a comprehensive business plan and plan of operations for Find.com during the first quarter of 2013.

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

The Company also intends to use and improve the technology assets acquired in the acquisition to develop other websites through marketing and providing information, products and services that create revenue sharing opportunities for the Company.  Previously, www.Find.com and the Technology Assets have not generated significant revenues but we believe that the technology that has been developed has proven to work effectively.  Through continued use, the Company hopes to build a revenue base from revenue sharing, licensing, and by using the Technology Assets in connection with other websites it hopes to acquire and market in the future, funding and opportunities permitting.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

We had total revenues of $86,953 for the three months ended March 31, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above, compared to no revenues for the three months ended March 31, 2010.

We had total cost of sales of $5,569 for the three months ended March 31, 2011, compared to no cost of sales for the three months ended March 31, 2010.

We had general and administrative expenses of $87,385 for the three months ended March 31, 2011, compared to general and administrative expenses of $19,891 for the three months ended March 31, 2010, an increase of $67,494 or 339% from the prior period.  The increase in general and administrative expenses was mainly due to increased expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $70,000 in amortization and depreciation expense for the three months ended March 31, 2011 compared with amortization and depreciation expense of $237 for the three months ended March 31, 2010.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base.

We had a total operating loss of $76,001 for the three months ended March 31, 2011, compared to a total operating loss of $20,128 for the three months ended March 31, 2010, an increase in total operating loss of $55,873 from the prior period due to the reasons stated above.

We had interest expense of $360,190 for the three months ended March 31, 2011, compared to interest expense of $3,118 for the three months ended March 31, 2010, an increase in interest expense of $357,072 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had a total net loss of $436,191 for the three months ended March 31, 2011, compared to a total net loss of $23,246 for the three months ended March 31, 2010, an increase in net loss of $412,945 from the prior period, which was mainly due to the $357,072 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $4,103,661 as of March 31, 2011, consisting of intangible assets, net of accumulated amortization of $3,990,000 and total current assets of $113,661, consisting of cash of $59,345 and other of $54,316.  We have not included intangible assets associated with the MedicalWork rescission described above.

We had total liabilities as of March 31, 2011 of $2,044,543, consisting of total current liabilities of $465,572; which included $20,597 of accounts payable, $418,605 of accrued liabilities and $26,370 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $1,578,971 of long-term notes payable as described below, net of unamortized discount (which does not include debt relating to MedicalWork, which has since been transferred back to Mr. Sisk, its original owner as described above).

We had a working capital deficit of $351,912 and a total deficit accumulated during the development stage of $2,980,668 as of March 31, 2011.

We incurred a net loss of $436,191 for the three months ended March 31, 2011, and had an accumulated deficit of $2,980,668 as of March 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $47,226 of net cash provided by operating activities for the three months ended March 31, 2011, which was mainly due to a net loss of $436,191 offset by $237,584 of increase in amortization of debt discount and $227,361 of accrued liabilities.

We had $10,000 of net cash provided by financing activities for the three months ended March 31, 2011, which included $10,000 of proceeds from related party debt.

On June 1, 2007, we issued Capersia Pte. Ltd. (“Capersia”) an $8,000 Promissory Note to evidence an $8,000 loan we received from Capersia, which had an interest rate of 6% per annum, and was payable on demand; provided that we were required to receive one (1) year and one (1) day notice prior to the due date of such note, and any amounts not paid when due accrued interest at the rate of 15% per annum.  The note had the right to convert into common stock at the option of the holder (subject to the holder not holding more than 4.99% of our outstanding common stock upon conversion) at a conversion rate of $0.001 per share. On or around November 7, 2008, the Capersia Note was amended to reflect an increased amount owed to the Company of $12,764. On or around August 20, 2009, Capersia converted $1,000 of the amount owed under the note into 10,000 1:100 post-reverse split shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the note to Cascata Equity Management, Inc. (50%) (“Cascata”) and Seven Palm Investments, LLC. (50%) (“Seven Palm”), who each subsequently converted $550 of the note into 550,000 shares of common stock each in May 2010. Additionally, in January 2011, Cascata converted an aggregate of $1,200 owed under the Capersia Note into 1,200,000 shares of common stock.

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

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and November 15, 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.  As of March 31, 2011, a total of 26,370 was owed to Mr. Kreig.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and November 15, 2012, a total of $254,833, $317,885 and $350,671, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  As of March 31, 2011, a total of $262,478 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 and November 15, 2012, a total of $50,967, $63,580 and $70,138, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of March 31, 2011, a total of $52,490 was owed under the Third Party Note.

As described above, on February 4, 2011, we entered into a Merger Agreement with StaffMD and Jeffrey Sisk, an individual, and acquired ownership of MedicalWork, which held ownership of over 60 URLs including PhysicianWork.com. Part of the consideration paid for the acquisition was the issuance of the Geronimo Note in the amount of $250,000, which bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum. Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been extended until February 1, 2013  The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.  The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained as a secondary obligor following the parties’ entry into the Rescission Agreement, described below.   The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note, which shares have been issued to date.

We also provided Mr. Sisk the Seller Note, a secured, subordinated promissory note in the amount of $3,950,000, which accrued interest at the rate of 8% per annum, had a default rate of interest of 14% per annum and was due and payable on February 4, 2012. The Seller Note was subsequently forgiven by Mr. Sisk effective December 31, 2011, pursuant to the Revision Agreement described in greater detail above.  As of March 31, 2011, the balance on the Seller Note was $3,737,872, which included accrued interest thereon, provided that such note has since been forgiven in connection with the Rescission Agreement.

Additionally, as part of the Rescission Agreement with Mr. Sisk, and effective December 31, 2011, pursuant to which we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and his Employment Agreement and to indemnify and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (which is secured by 500,000 shares of our common stock).   As of December 31, 2010, 2011 and November 15, 2012, there was $0, $252,500 and $280,275 outstanding under the Geronimo Note, respectively, including accrued and unpaid interest thereon.  As of March 31, 2011, there was a total of $250,000 outstanding under the Geronimo Note.

Four of the Note Holders provided the Company non-interest bearing convertible bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for the specific purpose of bringing the Company current in SEC filings in preparation of raising additional funds to launch the strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

As of the date of this filing, the Company owes $2,920,250 to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, provided that pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed). The agreement also requires that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White and Ronald L. Attkisson, as collateral agents for the notes (currently in default) associated with the Find.com acquisition, or their assigns within 10 days of notice of such requested transfer (or reissuance), which has not occurred or been requested to date, but is expected to occur in the first quarter of 2013.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with such cancellation or transfer. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only one officer and Director, such lack of experienced personnel and segregation of duties may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on January 25, 2013, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement with Find.com Acquisition, Inc., a Delaware corporation pursuant to which we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith for an aggregate of 10,000,000 shares of our restricted common stock.

On or around June 30, 2010, we entered into a Share Exchange Agreement with Find.com URL Holdings, LLC., a Georgia limited liability company, and an Asset Purchase Agreement with Scientigo, Inc. pursuant to which we purchased 100% of the outstanding membership interests of URL in consideration for among other things, the issuance of an aggregate of 14,000,000 shares of the Company’s restricted common stock.  Scientigo has since been merged with and into Phoenix, with Phoenix being the surviving entity in the merger.

In September 2010, the Company entered into an Exclusive Agreement with Talent Search and Rescue, LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent would attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  Talent has experience in this area and was able to secure a very strong arrangement whereby many staffing opportunities should be available for staffing.  The Company agreed to issue Talent an aggregate of 500,000 shares of restricted common stock to an assign of Talent in consideration for Talent entering into the Exclusive Agreement.  A small number of positions were staffed in connection with the Exclusive Agreement, the funds generated pursuant to which were retained by Talent and the Exclusive Agreement and relationship between the Company and Talent has since been terminated.

In November 2010, in connection with our entry into a Forbearance Agreement we agreed to issue the Note Holders an aggregate of 200,000 restricted shares of our common stock, which shares were issued in December 2010.

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

In March 2012, as a forbearance fee in connection with a First Addendum to the Forbearance Agreement described above, the Company issued 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder.

Four of the Note Holders provided the Company non-interest bearing convertible bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for the specific purpose of bringing the Company current in SEC filings in preparation of raising additional funds to launch the strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

We claim an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(14)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(14)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(13)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(13)	Promissory Note ($250,000 – Geronimo Property Trust)

10.23(13)	Employment Agreement with Jeffrey Sisk

10.24(13)	Security Agreement with Geronimo Property Trust

10.25(13)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(14)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(14)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(14)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(14)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(14)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(14)	First Addendum to Forbearance and Note Amendment Agreement

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Generation Zero Group, Inc.

Dated: January 25, 2013	By:	/s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(14)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(14)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(13)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(13)	Promissory Note ($250,000 – Geronimo Property Trust)

10.23(13)	Employment Agreement with Jeffrey Sisk

10.24(13)	Security Agreement with Geronimo Property Trust

10.25(13)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(14)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(14)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(14)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(14)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(14)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(14)	First Addendum to Forbearance and Note Amendment Agreement

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013 and incorporated herein by reference.