Form 10-Q
period 2011-06-30
Generation Zero Group, Inc.
filed 2013-01-25
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

As of January 15, 2013, the issuer had 32,414,785 shares of common stock, $0.001 par value per share outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	(AUDITED) December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$ 8,889	$ 2,119
Other	$ 61,492	-
Prepaid expenses	-	-
Total current assets	$ 70,381	$ 2,119
Property, plant and equipment, net of accumulated depreciation
Intangible asset, net of amortization	$ 3,920,000	$ 4,060,000
TOTAL ASSETS	$ 3,990,381	$ 4,062,119
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 19,918	$ 17,806
Accrued liabilities	$ 537,733	$ 253,409
Deferred credit	-	-
Short-term debt - related party	$ 30,168	$ 16,370
Total current liabilities	$ 587,819	$ 287,585
Notes payable, net of unamortized discount	$ 1,855,048	$ 1,379,912
Total liabilities	$ 2,442,867	$ 1,667,497
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000	$ 0	$ 0
shares designated; none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 35,415	$ 27,765
authorized; 35,414,785 issued and outstanding
Additional paid-in capital	$ 4,947,976	$ 4,981,495
Deficit accumulated during the development stage	$ (3,435,878)	$ (2,614,640)
Total stockholders' deficit	$ 1,547,514	$ 2,394,622
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,990,381	$ 4,062,119

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,		(Unaudited) May 16, 2006 (Inception) Through June 30,
	2011	2010	2011	2010	2011

Revenues	$ 126,332	$ -	$ 213,285	-	$ 213,285
Cost of Sales	$ 1,096	$ -	6,665	-	$ 6,665
Gross Profit	$ 125,236	$ -	$ 206,620	-	$ 206,620

Operating Expenses:
General, selling and administrative	75,094	39,912	162,479	59,803	673,746
Impairment of oil and gas properties	-	-	-	-	32,520
Impairment of intangible asset	-	-	-	-	1,100,000
Depreciation and amortization	$ 70,000	80	140,000	317	284,424
Total operating expenses	$ 145,094	$ 39,992	$ 302,479	$ 60,120	$ 2,090,690

Operating loss	$ (19,858)	$ (39,992)	$ (95,859)	$ (60,120)	$ (1,884,070)

Other revenue and expenses:
Loss from discontinued operations	-	-	-	-	-
Loss on abandonment of assets	-	(3,028)	-	(3,028)	(6,056)
Forgiveness of debt	-	-	-	-	6,232
Interest expense	$ (365,190)	$ (3,118)	$ (725,380)	$ (6,457)	$ (1,555,011)

Net income (loss)	$ (385,048)	$ (43,110)	$ (821,239)	$ (69,605)	$ (3,438,905)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)	-
Weighted average common shares outstanding	33,830,063	7,871,761	33,830,063	3,998,983	-

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,		(Unaudited) May 16, 2006 (Inception) Through June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (821,239)	$ (69,605)	$ (3,435,877)
Adjustments to reconcile net loss to cash used:
Depreciation	-	317	4,108
Amortization of debt discount	613,439	6,104	1,425,502
Amortization of intangible assets	140,000	-	280,000
Loss on abandonment of fixed assets	-	3,028	3,028
Debt used for interest	-	-	264
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible assets	-	-	1,100,000
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	(61,492)	2,718	(61,492)
Accounts payable	1,761	14,118	19,218
Accrued liabilities	124,301	354	395,542
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (3,230)	$ (42,966)	$ (121,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	-	(64,220)	(64,220)
Proceeds from sale of properties	-	-	29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	$ (64,220)	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 10,000	$ 105,209	$ 176,922
Repayments of related party debt	-	-	(233,122)
Proceeds from issuance of preferred stock	-	-	157,500
Proceeds from issuance of common stock	-	-	$ 71,050
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 10,000	$ 105,209	$ 172,350

NET CHANGE IN CASH	$ 6,770	$ (1,977)	$ 8,889
Cash, beginning of period	$ 2,119	$ 1,977	$ -
Cash, end of period	$ 8,889	$ -	$ 8,889

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $385,048 and $821,239 for the three and six months ended June 30, 2011, and had an accumulated deficit of $3,435,878 as of June 30, 2011. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At June 30, 2011 and December 31, 2010, there was an outstanding balance of $26,370 and $16,370, respectively, due the shareholders and Directors.

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

In November 2009, the holder sold this promissory note to two unrelated parties. As of June 30, 2011, the unpaid balance on the loan totaled $4,132 and was classified on the balance sheet as “Notes payable.”

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

In January 2011, $1,200 of the remaining Promissory Note was converted for issuance of 1,200,000 shares of common stock.  The Promissory Note had an outstanding principal balance of $4,132 as of June 30, 2011 with a potential conversion into 4,132,000 shares of common stock.

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

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of June 30, 2011, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of June 30, 2011, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancellation of the Seller Note.  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. These shares had not been cancelled as of June 30, 2011 and have been included in the number of issued and outstanding shares disclosed in the attached financials, where applicable. The assignee has further placed into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to June 30, 2011.

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

The Company was not able to meet the terms of the Forbearance Agreement and in March 2012, the Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  The Notes were also renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock.  New Series A Shares would then be issued to Cynthia S. White and Ronald L. Attkisson, or their assigns, as collateral agent for the Find.com notes currently in default within 10 days of notice of such requested issuance.

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

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and an Employment Agreement we had entered into with Mr. Sisk; Mr. Sisk agreed to indemnity and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note; and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the parties entry into a Pledge Agreement.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork or its assets, including PhysicanJobs.com.

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

We believe that the Technology Assets have many proprietary qualities that make them effective for online marketing and that the Technology Assets are versatile so they can be used for other websites and related applications.  Our Chief Executive Officer, Matthew Krieg, has significant experience in online travel and other Internet based businesses and his experience and training should be beneficial to the Company as it moves forward with its strategy even if a change of control occurs and his role is diminished.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

We had total revenues of $126,332 for the three months ended June 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above, compared to no revenues for the three months ended June 30, 2010.

We had total cost of sales of $1,096 for the three months ended June 30, 2011, compared to no cost of sales for the three months ended June 30, 2010.

We had general and administrative expenses of $75,094 for the three months ended June 30, 2011, compared to general and administrative expenses of $39,912 for the three months ended June 30, 2010, an increase of $35,182 from the prior period.  The increase in general and administrative expenses was mainly due to increased expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $70,000 in amortization and depreciation expense for the three months ended June 30, 2011 compared with amortization and depreciation expense of $80 for the three months ended June 30, 2010.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base.

We had a total operating loss of $19,858 for the three months ended June 30, 2011, compared to a total operating loss of $39,992 for the three months ended June 30, 2010, a decrease in total operating loss of $20,134 from the prior period due to the reasons stated above.

We had interest expense of $365,190 for the three months ended June 30, 2011, compared to interest expense of $3,118 for the three months ended June 30, 2010, an increase in interest expense of $362,072 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We also had $3,028 of loss on abandonment of assets for the three months ended June 30, 2010 in connection with the closure of our Atlanta office.

We had a total net loss of $385,048 for the three months ended June 30, 2011, compared to a total net loss of $43,110 for the three months ended June 30, 2010, an increase in net loss of $341,938 from the prior period, which was mainly due to the $362,072 increase in interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

We had total revenues of $213,285 for the six months ended June 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above, compared to no revenues for the six months ended June 30, 2010.

We had total cost of sales of $6,665 for the six months ended June 30, 2011, compared to no cost of sales for the six months ended June 30, 2010.

We had general and administrative expenses of $162,479 for the six months ended June 30, 2011, compared to general and administrative expenses of $59,803 for the six months ended June 30, 2010, an increase of $102,676 from the prior period.  The increase in general and administrative expenses was mainly due to increased expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $140,000 in amortization and depreciation expense for the six months ended June 30, 2011 compared with amortization and depreciation expense of $317 for the six months ended June 30, 2010.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base.

We had a total operating loss of $95,859 for the six months ended June 30, 2011, compared to a total operating loss of $60,120 for the six months ended June 30, 2010, an increase in total operating loss of $35,739 from the prior period due to the reasons stated above.

We had interest expense of $725,380 for the six months ended June 30, 2011, compared to interest expense of $6,457 for the six months ended June 30, 2010, an increase in interest expense of $718,923 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had a total net loss of $821,239 for the six months ended June 30, 2011, compared to a total net loss of $69,605 for the six months ended June 30, 2010, an increase in net loss of $751,634 from the prior period, which was mainly due to the $718,923 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,990,381 as of June 30, 2011, consisting of intangible assets, net of accumulated amortization of $3,920,000 and total current assets of $70,381, consisting of cash of $8,889 and other assets of $61,492.

We had total liabilities as of June 30, 2011 of $2,442,867, consisting of total current liabilities of $587,819; which included $19,918 of accounts payable, $537,733 of accrued liabilities and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $1,855,048 of long-term notes payable as described below, net of unamortized discount (which does not include debt relating to MedicalWork, which has since been transferred back to Mr. Sisk, its original owner as described above).

We had a working capital deficit of $517,438 and a total deficit accumulated during the development stage of $3,435,878 as of June 30, 2011.

We incurred a net loss of $385,048 and $821,239 for the three and six months ended June 30, 2011, respectively, and had an accumulated deficit of $3,435,878 as of June 30, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $3,230 of net cash used in operating activities for the six months ended June 30, 2011, which was mainly due to a net loss of $821,239 offset by $613,439 of increase in amortization of debt discount, $140,000 of amortization of intangible assets and $124,301 of accrued liabilities.

We had $10,000 of net cash provided by financing activities for the three months ended June 30, 2011, which was solely due to $10,000 of proceeds from related party debt.

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

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.  As of June 30, 2011, a total of $30,168 was owed to Mr. Kreig.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and 2012, a total of $254,833, $287,153 and $323,571, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  As of June 30, 2011, a total of $270,511 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 and 2012, a total of $50,967, $57,431 and $64,714, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of June 30, 2011, a total of $54,102 was owed under the Third Party Note.

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

We also provided Mr. Sisk the Seller Note, a secured, subordinated promissory note in the amount of $3,950,000, which accrued interest at the rate of 8% per annum, had a default rate of interest of 14% per annum and was due and payable on February 4, 2012. The Seller Note was subsequently forgiven by Mr. Sisk effective December 31, 2011, pursuant to the Revision Agreement described in greater detail above.  As of June 30, 2011, the balance on the Seller Note was $3,586,642, which included accrued interest thereon, provided that such note has since been forgiven in connection with the Rescission Agreement.

Additionally, as part of the Rescission Agreement with Mr. Sisk, and effective December 31, 2011, pursuant to which we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and his Employment Agreement and to indemnify and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (which is secured by 500,000 shares of our common stock).   As of December 31, 2010, 2011 and 2012, there was $0, $252,500 and $284,523 outstanding under the Geronimo Note, respectively, including accrued and unpaid interest thereon.  As of June 30, 2011, there was a total of $250,000 outstanding under the Geronimo Note.

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

As of the date of this filing, the Company owes $2,920,250 to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, provided that pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed). The agreement also requires that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White and Ronald L. Attkisson, as collateral agents for the notes (currently in default) associated with the Find.com acquisition, or their assigns within 10 days of notice of such requested transfer (or reissuance), which has not occurred or been requested to date but is expected to occur in the first quarter of 2013.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with such cancellation or transfer. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(14)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(14)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(13)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(13)	Promissory Note ($250,000 – Geronimo Property Trust)

10.23(13)	Employment Agreement with Jeffrey Sisk

10.24(13)	Security Agreement with Geronimo Property Trust

10.25(13)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(14)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(14)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(14)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(14)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(14)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(14)	First Addendum to Forbearance and Note Amendment Agreement

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Generation Zero Group, Inc.

Dated: January 25,, 2013	By:	/s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(14)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(14)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(13)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(13)	Promissory Note ($250,000 – Geronimo Property Trust)

10.23(13)	Employment Agreement with Jeffrey Sisk

10.24(13)	Security Agreement with Geronimo Property Trust

10.25(13)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(14)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(14)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(14)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(14)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(14)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(14)	First Addendum to Forbearance and Note Amendment Agreement

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Krieg, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Generation Zero Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: January 25, 2013

By: /s/ Matthew Krieg

Matthew Krieg

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Krieg, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Generation Zero Group, Inc. on Form 10-Q for the quarter ended June 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Generation Zero Group, Inc.

By:/s/ Matthew Krieg

Matthew Krieg

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

January 25, 2013