Form 10-Q
period 2011-09-30
Generation Zero Group, Inc.
filed 2013-01-25
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	(AUDITED) December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$ 780	$ 2,119
Other	$ 22,656	-
Prepaid expenses	-	-
Total current assets	$ 24,436	$ 2,119
Property, plant and equipment, net of accumulated depreciation
Intangible asset, net of amortization	$ 3,850,000	$ 4,060,000
TOTAL ASSETS	$ 3,873,436	$ 4,062,119
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 19,918	$ 17,806
Accrued liabilities	$ 709,345	$ 253,409
Deferred credit	-	-
Short-term debt - related party	$ 30,168	$ 16,370
Total current liabilities	$ 759,431	$ 287,585
Notes payable, net of unamortized discount	$ 2,048,294	$ 1,379,912
Total liabilities	$ 2,807,725	$ 1,667,497

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000	$ 0	$ 0
shares designated; none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 35,415	$ 27,765
authorized; 35,414,785 issued and outstanding
Additional paid-in capital	$ 4,859,918	$ 4,981,495
Deficit accumulated during the development stage	$ (3,829,622)	$ (2,614,640)
Total stockholders' deficit	$ 1,065,711	$ 2,394,622
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,873,436	$ 4,062,119

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,		(Unaudited) May 16, 2006 (Inception) Through September 30,
	2011	2010	2011	2010	2011

Revenues	$ 87,312	$ -	$ 300,597	-	$ 300,597
Cost of Sales	$ 1,125	$ -	7,790	-	$ 7,790
Gross Profit	$ 86,187	$ -	$ 292,807	-	$ 292,807

Operating Expenses:
General, selling and administrative	47,240	35,413	209,719	95,218	720,986
Impairment of oil and gas properties	-	-	-	-	32,520
Impairment of intangible asset	-	1,100,000	-	1,100,000	1,100,000
Depreciation and amortization	$ 70,000	-	210,000	316	354,424
Total operating expenses	$ 117,240	$ 1,135,413	$ 419,719	$ 1,195,534	$ 2,207,930

Operating loss	$ (31,053)	$ (1,135,413)	$ (126,912)	$ (1,195,534)	$ (1,915,123)

Other revenue and expenses:
Loss on abandonment of assets	-	-	-	(3,028)	(3,028)
Forgiveness of debt	-	-	-	-	6,232
Interest expense	$ (362,690)	$ (296,690)	$ (1,088,070)	$ (303,147)	$ (1,917,701)

Net income (loss)	$ (393,743)	$ (1,432,103)	$ (1,214,982)	$ (1,501,709)	$ (3,829,620)

Basic and diluted net loss per common share	$ (0.01)	$ (0.06)	$ (0.04)	$ (0.01)	-
Weighted average common shares outstanding	34,366,072	26,236,511	34,366,072	11,574,325	-

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,		(Unaudited) May 16, 2006 (Inception) Through September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,214,982)	$ (1,501,709)	$ (3,829,620)
Adjustments to reconcile net loss to cash used:
Depreciation	-	317	4,108
Amortization of debt discount	375,856	211,935	1,187,919
Amortization of intangible assets	350,000	-	490,000
Loss on abandonment of fixed assets	-	3,028	3,028
Debt used for interest	-	-	264
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible assets	-	1,100,000	1,100,000
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	(22,656)	2,718	(22,656)
Accounts payable	1,761	22,048	19,218
Accrued liabilities	494,885	91,215	766,126
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (15,137)	$ (70,448)	$ (133,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	-	(64,220)	(64,220)
Proceeds from sale of properties	-	-	29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	$ (64,220)	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 13,798	$ 132,791	$ 180,720
Repayments of related party debt	-	-	(233,122)
Proceeds from issuance of preferred stock	-	-	157,500
Proceeds from issuance of common stock	-	-	$ 71,050
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 13,798	$ 132,791	$ 176,148

NET CHANGE IN CASH	$ (1,339)	$ (1,877)	$ 780
Cash, beginning of period	$ 2,119	$ 1,977	$ -
Cash, end of period	$ 780	$ 100	$ 780

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $393,743 and $1,214,982 for the three and nine months ended September 30, 2011, and had an accumulated deficit of $3,829,622 as of September 30, 2011. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At September 30, 2011 and December 31, 2010, there was an outstanding balance of $30,168 and $16,370, respectively, due the shareholders and Directors.

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

In January 2011, $1,200 of the remaining Promissory Note was converted for issuance of 1,200,000 shares of common stock.  The Promissory Note had an outstanding principal balance of $4,132 as of September 30, 2011 with a potential conversion into 4,132,000 shares of common stock.

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

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of September 30, 2011, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of September 30, 2011, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancellation of the Seller Note.  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. These shares had not been cancelled as of September 30, 2011 and have been included in the number of issued and outstanding shares disclosed in the attached financials, where applicable. The assignee has further agreed to place into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to September 30, 2011.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

We had total revenues of $87,312 for the three months ended September 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above, compared to no revenues for the three months ended September 30, 2010.

We had total cost of sales of $1,125 for the three months ended September 30, 2011, compared to no cost of sales for the three months ended September 30, 2010.

We had general and administrative expenses of $47,240 for the three months ended September 30, 2011, compared to general and administrative expenses of $35,413 for the three months ended September 30, 2010, an increase of $11,827 from the prior period.  The increase in general and administrative expenses was mainly due to increased expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $70,000 in amortization and depreciation expense for the three months ended September 30, 2011 compared with amortization and depreciation expense of $0 for the three months ended September 30, 2010.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base.

We recognized an impairment of technology acquired with the Find.com acquisition (described above) of $1,100,000 during the three months ended September 31, 2010.  We intend to pursue opportunities to monetize the technology assets on future initiatives unrelated to Find.com, and accordingly we have recorded an impairment charge of $1,100,000 based on the current status of Find.com and the fact that the timing of the future initiatives is unknown and uncertain.

We had a total operating loss of $31,053 for the three months ended September 30, 2011, compared to a total operating loss of $1,135,413 for the three months ended September 30, 2010, a decrease in total operating loss of $1,104,360 from the prior period due to the reasons stated above.

We had interest expense of $362,690 for the three months ended September 30, 2011, compared to interest expense of $296,690 for the three months ended September 30, 2010, an increase in interest expense of $66,000 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had a total net loss of $393,743 for the three months ended September 30, 2011, compared to a total net loss of $1,432,103 for the three months ended September 30, 2010, a decrease in net loss of $1,038,360 from the prior period, which was mainly due to the $1,100,000 of impairment of technology during the nine months ended September 30, 2010.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

We had total revenues of $300,597 for the nine months ended September 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above, compared to no revenues for the nine months ended September 30, 2010.

We had total cost of sales of $7,790 for the nine months ended September 30, 2011, compared to no cost of sales for the nine months ended September 30, 2010.

We had general and administrative expenses of $209,719 for the nine months ended September 30, 2011, compared to general and administrative expenses of $95,218 for the nine months ended September 30, 2010, an increase of $114,501 from the prior period.  The increase in general and administrative expenses was mainly due to increased expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We recognized an impairment of technology acquired with the Find.com acquisition (described above) of $1,100,000 during the nine months ended September 31, 2010.  We intend to pursue opportunities to monetize the technology assets on future initiatives unrelated to Find.com, and accordingly we have recorded an impairment charge of $1,100,000 based on the current status of Find.com and the fact that the timing of the future initiatives is unknown and uncertain.

We had $210,000 in amortization and depreciation expense for the nine months ended September 30, 2011 compared with amortization and depreciation expense of $316 for the nine months ended September 30, 2010.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base.

We had a total operating loss of $126,912 for the nine months ended September 30, 2011, compared to a total operating loss of $1,195,534 for the nine months ended September 30, 2010, a decrease in total operating loss of $1,068,622 from the prior period due to the reasons stated above.

We also had $3,028 of loss on abandonment of assets for the nine months ended September 30, 2010 in connection with the closure of the Atlanta office.

We had interest expense of $1,088,070 for the nine months ended September 30, 2011, compared to interest expense of $303,147 for the nine months ended September 30, 2010, an increase in interest expense of $784,923 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had a total net loss of $1,214,982 for the nine months ended September 30, 2011, compared to a total net loss of $1,501,709 for the nine months ended September 30, 2010, a decrease in net loss of $286,727 from the prior period, which was mainly due to the fact that we had $1,100,000 of impairment of intangible asset for the nine months ended September 30, 2010, offset by the $784,923 increase in interest expense for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,873,436 as of September 30, 2011, consisting of intangible assets, net of accumulated amortization of $3,850,000 and total current assets of $24,436, consisting of cash of $780 and other assets of $22,656.

We had total liabilities as of September 30, 2011 of $2,807,725, consisting of total current liabilities of $759,431; which included $19,918 of accounts payable, $709,345 of accrued liabilities and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $2,048,294 of long-term notes payable as described below, net of unamortized discount (which does not include debt relating to MedicalWork, which has since been transferred back to Mr. Sisk, its original owner as described above).

We had a working capital deficit of $735,995 and a total deficit accumulated during the development stage of $3,829,622 as of September 30, 2011.

We incurred net losses of $393,743 and $1,214,982 for the three and nine months ended September 30, 2011, and had an accumulated deficit of $3,829,622 as of September 30, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $15,137 of net cash used in operating activities for the nine months ended September 30, 2011, which was mainly due to a net loss of $1,214,982 offset by $375,856 of increase in amortization of debt discount, $350,000 of amortization of intangible assets and $494,885 of accrued liabilities.

We had $13,798 of net cash provided by financing activities for the three months ended September 30, 2011, which included $13,798 of proceeds from related party debt.

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

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.  As of September 30, 2011, a total of $30,168 was owed to Mr. Kreig.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company agreed to issue Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and 2012, a total of $254,833, $287,153 and $323,571 respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note. As of September 30, 2011, a total of $278,707 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company agreed to issue the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 2012, a total of $50,967, $57,431 and $64,714, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of September 30, 2011, a total of $55,741 was owed under the Third Party Note.

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

We also provided Mr. Sisk the Seller Note, a secured, subordinated promissory note in the amount of $3,950,000, which accrued interest at the rate of 8% per annum, had a default rate of interest of 14% per annum and was due and payable on February 4, 2012. The Seller Note was subsequently forgiven by Mr. Sisk effective December 31, 2011, pursuant to the Revision Agreement described in greater detail above.  As of September 30, 2011, the balance on the Seller Note was $3,497,996, which included accrued interest thereon, provided that such note has since been forgiven in connection with the Rescission Agreement.

Additionally, as part of the Rescission Agreement with Mr. Sisk, and effective December 31, 2011, pursuant to which we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and his Employment Agreement and to indemnify and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (which is secured by 500,000 shares of our common stock).   As of December 31, 2010, 2011 and 2012, there was $0, $252,500 and $284,523 outstanding under the Geronimo Note, respectively, including accrued and unpaid interest thereon.  As of September 30, 2011, there was a total of $276,156 outstanding under the Geronimo Note.

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

I, Matthew Krieg, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Generation Zero Group, Inc. on Form 10-Q for the quarter ended September 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Generation Zero Group, Inc.

By:/s/ Matthew Krieg

Matthew Krieg

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

January 25, 2013