Form 10-K
period 2011-12-31
Generation Zero Group, Inc.
filed 2013-01-25
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2011, was approximately $5,854,236.

As of January 15, 2013, the issuer had 32,414,785 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-K

Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	62

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-K, unless another date is stated, are to December 31, 2011.

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

Asset Purchase Agreement with Scientigo

Pursuant to the Asset Purchase Agreement, the Company purchased and extinguished Scientigo’s pre-existing option to purchase a 40% interest in URL Holdings (the “Option”).  In consideration for the Option, we issued Scientigo 14,000,000 shares of restricted common stock (representing approximately 53.2% of our then outstanding shares and agreed to pay Scientigo $120,000 in cash (the “Cash Payment”).  A total of $15,000 of the Cash Payment was paid at the closing of the Asset Purchase Agreement on June 30, 2010, and a total of $55,000 was due within 30 days of closing (i.e., prior to July 30, 2010); which payment has not been made as of the date of this filing and which the Company is in default in connection with as described below.  Pursuant to the Asset Purchase Agreement, we agreed that if we sell a 40% interest in URL Holdings for an amount in excess of $50,000,000 (plus capital expenditures) within eighteen months of the closing of the Asset Purchase Agreement, we would issue Scientigo additional shares of our common stock equal in value to $1,000,000, based on the greater of the then current market value of our common stock or $1.00 per share. Scientigo has since been merged with and into Phoenix Restructuring, Inc. (“Phoenix”), with Phoenix being the surviving entity in the merger.

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

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and the Employment Agreement; Mr. Sisk agreed to indemnity and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note; and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork or its assets, including PhysicanJobs.com.

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

We Remain A Secondary Obligor Under The Geronimo Note.

The funds paid in connection with the Merger (described above under “Item 1. Business” – “StaffMD, Inc. Acquisition”), which transaction has since been divested, were financed by MedicalWork via the Geronimo Note.  The Geronimo Note bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum.  Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been extended until February 1, 2013.  The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained as a secondary obligor following the rescission of the transaction, on the condition that Mr. Sisk agreed to indemnify the Company against any liability in connection with the Geronimo Note.  Mr. Sisk has also pledged 500,000 shares of his Company common stock to provide additional security for any exposure the Company may have under the Geronimo Note.  In the event that MedicalWork (which we no longer own or control) defaults on the payment of the Geronimo Note and Mr. Sisk does not pay such note when due, we, as secondary obligor may be required to satisfy the obligations under such note, which could have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations.

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

We Currently Have Negative Working Capital.

We had a working capital deficit of $843,798 and a total accumulated deficit of $6,028,305 as of December 31, 2011, and as such we will need to raise additional capital to continue our business operations and to pay amounts due under the Notes and our other outstanding promissory notes.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  The failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

There Is A Concern About Our Ability To Continue As A Going Concern.

There is a concern about our ability to continue as a going concern. We had a working capital deficit of $843,798, current assets of $44, consisting of cash and had an accumulated deficit of $6,028,305 as of December 31, 2011.  For the twelve months ended December 31, 2011, we had a net loss of $3,413,666, and we have not generated any significant revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Nevada Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Preferred Stock, Which Shares May Have Rights And Preferences Greater Than Our Currently Outstanding Common Stock.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of the filing of this report, we had 32,414,785 shares of common stock, outstanding and 1,000 shares of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to existing shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. Even after the anticipated change of control of the Series A Preferred Stock described above, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of the date of this filing, we had 32,414,785 shares of common stock, outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

RESULTS FROM OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

We generated revenues of $427,326 for the year ended December 31, 2011 generated by our previously wholly-owned subsidiary MedicalWork (which has since been returned to the prior owner), compared to no revenues for the year ended December 31, 2010.

Total cost of sales was $9,617 for the year ended December 31, 2011.  The Company had no cost of sales for the year ended December 31, 2010.

We had general and administrative expenses of $292,627 for the year ended December 31, 2011, compared to general and administrative expenses of $114,345 for the year ended December 31, 2010, an increase of $178,282 or 156% from the prior period.  The increase in general and administrative expenses was mainly due to general and administrative expenses incurred by our previously wholly-owned subsidiary MedicalWork.

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

We had $280,000 in amortization and depreciation expense for the year ended December 31, 2011 compared with depreciation expense of $140,316 for the year ended December 31, 2010.  Amortization and depreciation expenses increased in connection with the acquisition of the Find.com assets in fiscal 2010, which increased our depreciable asset base and the fact that we owned such assets for the full year ended December 31, 2011, compared to only part of the 2010 fiscal year.

We had total operating expenses and a total operating loss of $572,627 for the year ended December 31, 2011, compared to total operating expenses and a total operating loss of $1,354,661 for the year ended December 31, 2010, a decrease in total operating expenses of $782,034 from the prior period due to the reasons stated above.

We had $6,232 of forgiveness of debt for the year ended December 31, 2010 in connection with the forgiveness of $5,332 of principal and $900 of interest owed to Seven Palms in connection with the Capersia Note, described in greater detail below under “Liquidity and Capital Resources”.

We had $3,028 of loss on abandonment of asset for the year ended December 31, 2010 in connection with the closure of our Atlanta office.

We had $1,788,987 of loss from discontinued operations for the year ended December 31, 2011 in connection with the MedicalWork rescission.

We had interest expense of $1,469,760 for the year ended December 31, 2011, compared to interest expense of $821,214 for the year ended December 31, 2010, an increase in interest expense of $648,546 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above under “Item 1.  Business” – “Find.com URL Exchange Agreement”.

We had a total net loss of $3,413,666 for the year ended December 31, 2011, compared to a total net loss of $2,172,671 for the year ended December 31, 2010, an increase in net loss of $1,240,995 from the prior period, which was mainly due to the $648,546 increase in interest expense and the $1,788,987 loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,780,044 as of December 31, 2011, consisting of intangible assets, net of accumulated amortization of $3,780,000 and total current assets of $44, consisting solely of cash.

We had total liabilities as of December 31, 2011 of $3,172,888, consisting of total current liabilities of $843,842; which included $21,839 of accounts payable, $791,835 of accrued interest and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $2,329,047 of long-term notes payable as described below.

We had a working capital deficit of $285,466 and a total deficit accumulated during the development stage of $2,614,640 as of December 31, 2010.  We incurred a net loss of $3,413,666 for the year ended December 31, 2011, and had an accumulated deficit of $6,028,305 as of December 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $1,640,872 of net cash used in operating activities for the year ended December 31, 2011, which was mainly due to a net loss of $3,413,666 offset by $950,335 of increase in amortization of debt discount and $538,425 of increase in accrued liabilities.

We had $1,638,798 of net cash provided by financing activities for the year ended December 31, 2011, which was mainly due to $1,626,200 of proceeds from issuance of common stock.

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

On October 23, 2010, Seven Palm agreed to cancel and forgive its portion of the Capersia Note then owed by the Company (representing a principal amount of $5,332 in its entirety prior to the accrual of any interest thereon, which accrued interest was also forgiven in connection with the Termination Agreement). As a result of the Termination Agreement, the Capersia Note is solely owned by Cascata.

On October 23, 2012, the Company exercised its right to pay-off the Capersia Note in full and remitted payment to Cascata of $5,861 in order to cancel the Capersia Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,729 computed at 6% per annum.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and November 15, 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.

On or around June 8, 2010, we entered into an agreement to acquire URL www.beach.org for $95,000, payable by us at any time prior to December 31, 2011, which agreement and purchase were subsequently rescinded during the quarter ended December 30, 2010.

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

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS
Cash	$ 44	$ 2,119
Other	$ -
Prepaid expenses
Total current assets	$ 44	$ 2,119
Property, plant and equipment, net of accumulated depreciation
Intangible asset, net of amortization	$ 3,780,000	$ 4,060,000
TOTAL ASSETS	$ 3,780,044	$ 4,062,119
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 21,839	$ 17,806
Accrued liabilities	$ 791,835	$ 253,409
Short-term debt - related party	$ 30,168	$ 16,370
Total current liabilities	$ 843,842	$ 287,585
Notes payable, net of unamortized discount	$ 2,329,047	$ 1,379,912
Total liabilities	$ 3,172,888	$ 1,667,497

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares designated; 0 shares issued and outstanding	$ -	$ -
Common stock, $0.001 par value; 100,000,000 shares	$ 35,415	$ 27,765
authorized; 35,414,785 and 27,764,772 issued and outstanding, respectively
Additional paid-in capital	$ 6,600,045	$ 4,981,495
Deficit accumulated during the development stage	$ (6,028,305)	$ (2,614,640)
Total stockholders' equity (deficit)	$ 607,156	$ 2,394,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,780,044	$ 4,062,119

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2011	2010	2011

Revenues	$ 427,326	$ -	$ 427,326
Cost of Sales	$ 9,617	$ -	$ 9,617
Gross Profit	$ 417,709	$ -	$ 417,709

Operating Expenses:
General, selling and administrative	$ 292,627	$ 114,345	$ 803,894
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible asset	-	1,100,000	1,100,000
Depreciation and amortization	$ 280,000	140,316	424,424
Total operating expenses	$ 572,627	$ 1,354,661	$ 2,360,838

Operating loss	$ (154,918)	$ (1,354,661)	$ (1,943,129)

Other revenue and expenses:
Loss from discontinued operations	$ (1,788,987)	-	$ (1,788,987)
Loss on abandonment of assets	-	(3,028)	(3,028)
Forgiveness of debt	-	6,232	6,232
Interest expense	$ (1,469,760)	$ (821,214)	$ (2,299,391)

Net income (loss)	$ (3,413,666)	$ (2,172,671)	$ (6,028,305)

Basic and diluted net loss per common share	$ (0.10)	$ (0.14)	-
Weighted average common shares outstanding	34,612,319	15,363,897	-

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 16, 2006 (Inception) Through December 31, 2011

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	104	45,946	-	46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of
related party debt		-	10,000	10	990	-	1,000
Debt discount from beneficial conversion
Feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)

Common shares issued for conversion of
then related party debt			1,100,000	1,100			1,100
Common shares issued to acquire
intangible assets			24,988,567	24,989	4,543,943		4,568,932
Common shares issued for staffing agreement			500,000	500	(500)		-
Common shares issued with Third-Party Notes			1,050,000	1,050	(1,050)		-
Net loss						(2,172,671)	(2,172,671)
Balances at December 31, 2010	1,000	1	27,764,772	27,765	4,981,495	(2,614,639)	2,394,622
Common shares issued Default on Secured Notes			200,000	200	(200)		-
Common shares issued for conversion of debt			1,200,000	1,200			1,200
Common shares issued for debt associated with acquisition			250,000	250			250
Common shares issued with acquisition			6,000,000	6,000	1,618,750		1,624,750
Common shares issued with vendor agreement			13
Net Loss						(3,413,666)	(3,413,666)
Balances at December 31, 2011	$ 1,000	$ 1	35,414,785	$ 35,415	$ 6,600,045	$ (6,028,305)	$ 607,156

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,413,666)	$ (2,172,671)	$ (6,028,303)
Adjustments to reconcile net loss to cash used:
Depreciation	-	-	4,108
Amortization of debt discount	950,335	806,777	1,762,398
Amortization of intangible assets	280,000	140,000	420,000
Debt used for interest	-	-	264
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible assets	-	1,100,000	1,100,000
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	-	2,718	-
Accounts payable	4,033	17,617	21,490
Accrued liabilities	538,425	253,551	812,623
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (1,640,872)	$ 147,992	$ (1,759,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	-	(64,220)	(64,220)
Proceeds from sale of properties	-	-	29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	$ (64,220)	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 13,798	$ 41,790	$ 206,210
Repayments of related party debt	(1,200)	(125,420)	(259,742)
Proceeds from issuance of preferred stock	-	-	157,500
Proceeds from issuance of common stock	$ 1,626,200	-	$ 1,697,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 1,638,798	$ (83,630)	$ 1,801,218

NET CHANGE IN CASH	$ (2,075)	$ 142	$ 44
Cash, beginning of period	$ 2,119	$ 1,977	$ -
Cash, end of period	$ 44	$ 2,119	$ 44

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $2,172,671 and $3,413,666, for the years ended December 31, 2010 and 2011, and had an accumulated deficit of $6,028,305 as of December 31, 2011. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

NOTE 5– ACQUISITION AND DISPOSAL OF STAFFMD, INC.

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

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancelation of the Seller Note.  The assignee has agreed to cancel 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. These shares have not been cancelled to date and have been included in the number of issued and outstanding shares disclosed in the attached financials. The assignee has further agreed to place into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At December 31, 2011 and December 31, 2010, there was an outstanding balance of $30,168 and $16,370, respectively, due the shareholders and Directors.  In November 2010, an aggregate of $100,000 of the amount owed to the CEO and sole director was assigned to a third party in connection with a $150,000 loan made to the Company by that third party as described in Note 7.

NOTE 7 – THIRD PARTY TRANSACTIONS

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

As disclosed in Note 5, Generation Zero issued 6,000,000 shares of its restricted common stock, as consideration to acquire StaffMD.  In addition, 250,000 shares of restricted common stock were issued to a third-party note holder that was issued in connection with the Merger and subsequently assumed by the assignee of the MedicalWork membership interests  3,000,000 shares have been cancelled by this assignee as more fully described in Note 5.

As disclosed in Note 7, Generation Zero issued an additional 1,050,000 shares of restricted common stock in conjunction with the issuance of Third Party Notes during November 2010.

During the two fiscal years ended December 31, 2011 and 2010, the holders of the long-term convertible notes payable elected to convert $2,300 of the loan into 2,300,000 shares of common stock.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of December 31, 2011, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $2.50 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of December 31, 2011, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.0)%	(4.0)%
Increase in valuation allowance	38.0%	38.0%
Effective income tax rate	0.0%	0.0%

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

The Company has net operating loss carry forwards for tax purposes totaling approximately $6,028,305 as of December 31, 2011, expiring through 2031. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are considered below.

Significant deferred tax assets at December 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carry forwards	$6,028,305	$2,614,640
Total deferred tax assets	2,290,756	993,563
Less: valuation allowance	(2,290,756)	(993,563)
Net deferred tax asset recorded	$-	$-

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011 and 2010, respectively.

At the present time, tax returns have not been filed for the most recent years.

NOTE 11 – SUBSEQUENT EVENTS (unaudited)

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

The principal balance of the Convertible Note identified in Note 7 above was $4,312.00 as of October 23, 2012.  The Company has not received any notice of an assignment of the Convertible Note which is required prior to any assignment.  On October 23, 2012, the Company exercised its right to pay-off the note in full and has remitted payment to Cascata Equity Management of $5,860.93 in order to cancel the Convertible Note.  This amount is comprised of $4132.00 in unpaid principal plus interest in the amount of $1,728.92 computed at 6%, as no demand for payment was ever made to cause the 15% default interest rate to apply.  The payment terms have provided Cascata 30 days in order to dispute any error in the tendered payment amount, but no notice of any objection was timely received and Cascata accepted the payment.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is not effective due to lack of segregation of duties.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of January 3, 2013 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our Directors; (iii) each of our executive officers; and (iv) all of our current executive officers and Directors as a group. As of January 3, 2013, 32,414,785 shares of common stock were issued and outstanding and 1,000 shares of Series A Preferred Stock (which vote in aggregate 51% of the shareholder vote (36,860,286 shares in aggregate)) were issued and outstanding for 66,152,622 total voting shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of January 3, 2013, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

(2) Based on 66,152,622 total voting shares, which includes 32,414,785 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding which provides the holder thereof the right to vote 51% of the vote on any shareholder matters, equal to 33,737,837 voting shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountants for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Fee Category	2011 Fees	2010 Fees	2009 Fees

Audit Fees	$10,000	$10,000	$17,000
Audit Related Fees	$5,000	$5,000	$-
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

Total Fees	$15,000	$15,000	$17,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(15)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(15)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.239(1)	Employment Agreement with Jeffrey Sisk

10.24(1)	Security Agreement with Geronimo Property Trust

10.25(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(15)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(15)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(15)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(15)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(15)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(15)	First Addendum to Forbearance and Note Amendment Agreement

16.1(13)	Letter from MaloneBailey, LLP

16.2(14)	Letter from RBSM LLP

21(15)	Subsidiaries

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013, and incorporated herein by reference.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(15)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(15)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.239(1)	Employment Agreement with Jeffrey Sisk

10.24(1)	Security Agreement with Geronimo Property Trust

10.25(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(15)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(15)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(15)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(15)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(15)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(15)	First Addendum to Forbearance and Note Amendment Agreement

16.1(13)	Letter from MaloneBailey, LLP

16.2(14)	Letter from RBSM LLP

21(15)	Subsidiaries

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013, and incorporated herein by reference.

 **  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Krieg, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Generation Zero Group, Inc.;

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

I, Matthew Krieg, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Generation Zero Group, Inc. on Form 10-K for the year  ended December 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Generation Zero Group, Inc.

By:/s/ Matthew Krieg

Matthew Krieg

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

January 25, 2013