Form 10-Q/A
period 2011-09-30
Generation Zero Group, Inc.
filed 2013-02-07
CIK 1390072

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q is being filed solely to amend the Registrant’s original Form 10-Q filing for the quarter ended September 30, 2011 (the “Prior Filing”), to include the certifications of the Principal Executive Officer and Principal Financial Officer of the Registrant (Exhibits 31.1 and 32.1, the “Exhibits”) as separate exhibits to the filing.  The Prior Filing was mistakenly filed with those exhibits in the body of the filing instead of being attached separately.  Except to include the Exhibits, this Amended Report is identical to the Prior Filing.

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