Form 10-K/A
period 2011-12-31
Generation Zero Group, Inc.
filed 2013-02-07
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K/A (Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [ ]    No  [X]

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed solely to amend the Registrant’s original Form 10-K filing for the year ended December 31, 2011 (the “Prior Filing”), to include the certifications of the Principal Executive Officer and Principal Financial Officer of the Registrant (Exhibits 31.1 and 32.1, the “Exhibits”) as separate exhibits to the filing.  The Prior Filing was mistakenly filed with those exhibits in the body of the filing instead of being attached separately.  Except to include the Exhibits, this Amended Report is identical to the Prior Filing.

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

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-K

Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	63

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