Form 10-Q
period 2012-03-31
Generation Zero Group, Inc.
filed 2013-04-25
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 25, 2013, the issuer had 32,414,785 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 1,860,125 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations (unaudited)	5
	Consolidated Statements of Cash Flows (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	14

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures
		25

	PART II
Item 1.	Legal Proceedings	26

Item 1A:	Risk Factors	27

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	(AUDITED) December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$ 4,605	$ 44
Total current assets	$ 4,605	$ 44
Property, plant and equipment, net of accumulated depreciation
Intangible asset, net of amortization	$ 3,710,000	$ 3,780,000
TOTAL ASSETS	$ 3,714,605	$ 3,780,044
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 20,245	$ 21,839
Accrued liabilities	$ 928,360	$ 791,835
Short-term debt - related party	$ 30,168	$ 30,168
Total current liabilities	$ 978,773	$ 843,842
Notes payable, net of unamortized discount	$ 2,596,631	$ 2,329,047
Total liabilities	$ 3,575,404	$ 3,172,888
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000	$ -	$ -
shares designated; none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 35,415	$ 35,415
authorized; 35,414,785 issued and outstanding
Additional paid-in capital	$ 6,600,045	$ 6,600,045
Deficit accumulated during the development stage	$ (6,496,260)	$ (6,028,305)
Total stockholders' equity (deficit)	$ 139,201	$ 607,156
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 3,714,605	$ 3,780,044

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2012	2011	2012

Revenues	$ -	$ 86,953	$ 427,326
Cost of Sales		$ 5,569	$ 9,617
Gross Profit	$ -	$ 81,384	$ 417,709

Operating Expenses:
General, selling and administrative	$ 23,545	$ 87,386	$ 827,440
Impairment of oil and gas properties			$ 32,520
Impairment of intangible asset			$ 1,100,000
Depreciation and amortization	$ 70,000	$ 70,000	$ 494,424
Total operating expenses	$ 93,545	$ 157,386	$ 2,454,384

Operating loss	$ (93,545)	$ (76,002)	$ (2,036,675)

Other revenue and expenses:
Loss from discontinued operations			$ (1,788,987)
Loss on abandonment of assets			$ (3,028)
Forgiveness of debt			$ 6,232
Interest expense	$ (374,411)	$ (360,190)	$ (2,673,802)

Net income (loss)	$ (467,956)	$ (436,192)	$ (6,496,260)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	-
Weighted average common shares outstanding	35,414,785	31,889,785	-

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (467,956)	$ (436,191)	$ (6,496,260)
Adjustments to reconcile net loss to cash used:
Depreciation		$ -	$ 4,108
Amortization of debt discount	$ 237,584	$ 237,584	$ 1,999,982
Amortization of intangible assets	$ 70,000	$ 70,000	$ 490,000
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,100,000
Stock issued for services			$ 31,300
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables		$ (54,319)
Accounts payable	$ (1,595)	$ 2,791	$ 19,895
Accrued liabilities	$ 136,828	$ 227,361	$ 949,152
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (25,439)	$ 47,226	$ (1,784,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets			$ (64,220)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ -	$ -	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ -	$ 10,000	$ 206,210
Repayments of related party debt			$ (259,742)
Proceeds from convertible debt	$ 30,000		$ 30,000
Proceeds from issuance of preferred stock			$ 157,500
Proceeds from issuance of common stock			$ 1,697,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 30,000	$ 10,000	$ 1,831,218

NET CHANGE IN CASH	$ 4,561	$ 57,226	$ 4,605
Cash, beginning of period	$ 44	$ 2,119	$ -
Cash, end of period	$ 4,605	$ 59,345	$ 4,605

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $467,956, for the quarter ended March 31, 2012, and had an accumulated deficit of $6,496,260 as of March 31, 2012. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

Finally, the Forbearance Agreement required that Matthew Krieg, the Company’s sole officer and Director and holder of the Company’s Series A Preferred Stock (which provides Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he holds in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things, which terms have since been amended by the March 2012 Forbearance Agreement, described in greater detail below.

More than 90% of the Note Holders consented to the Forbearance Agreement which was enough to bind all Note Holders to the terms of the Forbearance. Payments pursuant to the Forbearance Agreement have not been paid.

Generation Zero Group, Inc. was not able to meet the terms of the Forbearance Agreement with the secured noteholders.  In March 2012, the secured noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of theNotes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provides for the restructure of Generation Zero Group, Inc. and the replacement of current management.  A Forbearance extension has been granted until January 1, 2014.

In April 2012, several of the secured noteholders have participated in a non-interest bearing convertible bridge loan for $40,000, with a maturity date of January 2, 2014.  The Company agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. In addition, on August 15, 2012, the Company issued a Convertible Promissory Note of $200,000 to a Third Party investor. The Note carries a 10% interest rate with maximum conversion to 2,500,000 shares of common stock and has a maturity date of August 15, 2014.  The funds raised will be used for working capital.

NOTE 4 – ACQUISITION AND RESCISSION OF STAFFMD, INC.

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

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancellation of the Seller Note (provided that the Company is currently in litigation with the holder of this note as described in greater detail under Note 9, below).  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. Although these shares have been cancelled as of the date of this filing, the shares had not been cancelled as of March 31, 2012 and have been included in the number of issued and outstanding shares disclosed in the attached financials, where applicable. The assignee has further placed into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At March 31, 2012 and December 31, 2011, there was an outstanding balance of $30,168 and $30,168, respectively, due the shareholders and Directors.

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

In November 2009, the holder sold this promissory note to two unrelated parties. As of March 31, 2012, the unpaid balance on the loan totaled $4,132 and was classified on the balance sheet as “Notes payable.”

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

In May 2010, an aggregate of $1,100 of the promissory notes were converted into an aggregate of 550,000 shares of common stock.

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

On October 23, 2010, one of the unrelated parties agreed to cancel and forgive its portion of the Promissory Note, representing a principal amount of $5,332 in its entirety as well as the related accrued interest.

In January 2011, $1,200 of the remaining Promissory Note was converted for issuance of 1,200,000 shares of common stock.  The Promissory Note had an outstanding principal balance of $4,132 as of March 31, 2012 with a potential conversion into 4,132,000 shares of common stock.

The outstanding amount of this note was subsequently satisfied by the Company in October 2012, as described below under Note 9.

A total of $150,000 was loaned to the Company in November 2010 by an individual, which was evidenced by a promissory note bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. Additionally, the Company’s sole officer and Director assigned an aggregate of $100,000 which the Company owed to the officer, evidencing an aggregate note value of $250,000. The Company issued 750,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

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

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of March 31, 2012, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of March 31, 2012, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

The principal balance of the Convertible Note identified in Note 6 above was $4,312 as of October 23, 2012.  The Company had not received any notice of an assignment of the Convertible Note which is required prior to any assignment.  On October 23, 2012, the Company exercised its right to pay-off the note in full and remitted payment to Cascata Equity Management in the amount of $5,860.93 in order to cancel the Convertible Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,728.92 computed at 6%, as no demand for payment was ever made to cause the 15% default interest rate to apply.  The payment terms provided Cascata 30 days in order to dispute any error in the tendered payment amount, but no notice of any objection was timely received and Cascata was deemed to have accepted the payment.

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay the $250,000 note entered into by MedicalWork (the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also seeks to enjoin us from selling find.com.  The suit claims that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 is due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  Geronimo also alleges that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo including tortious interference with business relations; conspiracy to commit tortious interference with business relations; defamation; conspiracy to commit defamation; breach of contract; fraud; conspiracy to commit fraud; and seeking attorney’s fees and expenses of litigation.  At this very early stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty however the Company intends to vigorously defend itself against Geronimo’s claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to March 31, 2012.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on January 25, 2013, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

The Notes were also renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock.  New Series A Shares would then be issued to Cynthia S. White and Ronald L. Attkisson, or their assigns, as collateral agent for the Find.com notes currently in default within 10 days of notice of such requested issuance.  This would effect a change of control of the Company, which has not occurred or been requested to date.  We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The loans are secured by a security interest in all of the Company’s properties and assets.

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

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”).  The Geronimo Note bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum.  Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been automatically extended until February 1, 2013 by timely notification and payment of an extension fee pursuant to the terms of the note (provided that Geronimo currently disputes such extension and has filed a lawsuit against the Company for payment of the note, among other things, as described in greater detail under “Legal Proceedings”, below). The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note and the associated security interest were assumed by Jeffrey Sisk on December 31, 2011, at which time the Note was current and had been automatically extended.  The Company is a secondary obligor on the Geronimo Note and remained as a secondary obligor following the parties’ entry into the Rescission Agreement, described below.   The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.

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

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and the Employment Agreement; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note (which remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork except that we still remain a secondary obligor under the Geronimo Note.

Description of Business Activities

We operate websites at www.generationzerogroup.com; and www.Find.com.  The information on, or that may be accessed through, our websites are not incorporated by reference into this filing and should not be considered a part of this filing.

Our current primary business focus is to monetize the find.com URL.

Find.com, which we acquired ownership of pursuant to our purchase of 100% of the outstanding membership interests of URL Holdings, pursuant to the transactions above, is a domain name and website. The website had been powered by certain technology assets that the Company acquired on or about April 28, 2010, as described in greater detail above.  The Find.com strategy is in the development stage.   Find.com is a URL that the Company believes has tremendous attributes as a domain name for purposes of branding and marketing for ecommerce.  The Find.com website, which is currently not operational, is in the process of being upgraded and redesigned by the Company, with the goal of redeploying the website in the second quarter of 2013.

The Company believes that it will be able to manage and operate the domain name in a manner that will create value for the Company.  This management and operation may involve strategic partnerships and revenue sharing relationships as is common in the operation of domain names.  The Company believes that Find.com has a broad reach and can be used for a variety of purposes.  To date Find.com has not generated revenue, but the Company believes that the domain name can be grown into a significant Internet based business.  However, the success of the Find.com asset is subject to the availability of necessary financing for operations and to service the Notes.  The Company is currently in negotiations with a private company in Internet marketing and search engine optimization services to potentially form a joint venture and undertake a business plan to execute a commercialization of www.find.com.  The joint venture, which has not been finalized or agreed to, would create an Internet market place environment for the sale and purchase of products and services.  The Company hopes to finalize a comprehensive business plan and plan of operations for Find.com during the second quarter of 2013.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

We had no revenues for the three months ended March 31, 2012, compared to total revenues of $86,953 for the three months ended March 31, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had no cost of sales for the three months ended March 31, 2012, compared to total cost of sales of $5,569 for the three months ended March 31, 2011.

We had general and administrative expenses of $23,545 for the three months ended March 31, 2012, compared to general and administrative expenses of $87,386 for the three months ended March 31, 2011, a decrease of $63,841 from the prior period.  The decrease in general and administrative expenses was mainly related to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $70,000 in amortization and depreciation expense for the three months ended March 31, 2012 compared with amortization and depreciation expense of $70,000 for the three months ended March 31, 2011.

We had a total operating loss of $93,545 for the three months ended March 31, 2012, compared to a total operating loss of $76,002 for the three months ended March 31, 2011, an increase in total operating loss of $17,543 from the prior period due to the reasons stated above.

We had interest expense of $374,411 for the three months ended March 31, 2012, compared to interest expense of $360,190 for the three months ended March 31, 2011, an increase in interest expense of $14,221 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had a total net loss of $467,956 for the three months ended March 31, 2012, compared to a total net loss of $436,192 for the three months ended March 31, 2011, an increase in net loss of $31,764 from the prior period, which was mainly due to the $11,221 increase in interest expense and decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,714,605 as of March 31, 2012, consisting of intangible assets, net of accumulated amortization of $3,710,000 and total current assets of $4,605, consisting of cash of $4,605.

We had total liabilities as of March 31, 2012 of $3,575,404, consisting of total current liabilities of $978,773; which included $20,245 of accounts payable, $928,360 of accrued liabilities and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $2,596,631 of long-term notes payable as described below, net of unamortized discount.

We had a working capital deficit of $974,168 and a total deficit accumulated during the development stage of $6,496,260 as of March 31, 2012.

We incurred a net loss of $467,956 for the three months ended March 31, 2012, and had an accumulated deficit of $6,496,260 as of March 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $25,439 of net cash used in operating activities for the three months ended March 31, 2012, which was mainly due to a net loss of $467,956 offset by $237,584 of increase in amortization of debt discount, $70,000 of amortization of intangible assets and $136,528 of accrued liabilities.

We had $30,000 of net cash provided by financing activities for the three months ended March 31, 2012, which was solely due to $30,000 of proceeds from the issuance of convertible debt.

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

On or around August 20, 2009, Capersia converted $1,000 of the amount owed under the note into 10,000 1:100 post-reverse split shares of our common stock.  On or around November 10, 2009, Capersia sold its entire interest in the note to Cascata Equity Management, Inc. (50%) (“Cascata”), and Seven Palm Investments, LLC. (50%) (“Seven Palm”), who each subsequently converted $550 of the note into 550,000 shares of common stock each in May 2010. Additionally, in January 2011, Cascata converted an aggregate of $1,200 owed under the Capersia Note into 1,200,000 shares of common stock.

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

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2011 and 2012, a total of $30,168 and $30,168, respectively was owed to Mr. Krieg.  As of March 31, 2012, a total of $30,168 was owed to Mr. Krieg.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and 2012, a total of $252,333, $284,253 and $320,304, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  As of March 31, 2012, a total of $292,866 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 and 2012, a total of $50,467, $55,221 and $62,224, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of March 31, 2012, a total of $56,894 was owed under the Third Party Note.

As described above, on February 4, 2011, we entered into a Merger Agreement with StaffMD and Jeffrey Sisk, an individual, and acquired ownership of MedicalWork, which held ownership of over 60 URLs including PhysicianWork.com. Part of the consideration paid for the acquisition was the issuance of the Geronimo Note in the amount of $250,000, which bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum. Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been automatically extended until February 1, 2013 through timely notification and payment of an extension fee pursuant to the terms of the Note (provided that Geronimo currently disputes such extension and has filed a lawsuit against the Company for payment of the note, among other things, as described in greater detail under “Legal Proceedings” below).

The Company also agreed to issue Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.  The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained as a secondary obligor following the parties’ entry into the Rescission Agreement, described below.   The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note, which shares have been issued to date.

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

Additionally, as part of the Rescission Agreement with Mr. Sisk, and effective December 31, 2011, pursuant to which we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and his Employment Agreement and to indemnify and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (which is secured by 500,000 shares of our common stock).   As of December 31, 2010, 2011 and 2012, there was $0, $252,500 and $284,523 outstanding under the Geronimo Note, respectively, including accrued and unpaid interest thereon (which is currently subject to an ongoing lawsuit as described above under “Legal Proceedings”).  As of March 31, 2012, there was a total of $260,151 outstanding under the Geronimo Note. The Company has not received verification from Mr. Sisk regarding the outstanding balances owed on this Note and the lawsuit described below alleges that approximately $357,500 is currently due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).

Four of the Note Holders provided the Company non-interest bearing convertible bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.  The loans are secured by a security interest in all of the Company’s properties and assets.

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

The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed). The agreement also requires that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White and Ronald L. Attkisson, as collateral agents for the notes (currently in default) associated with the Find.com acquisition, or their assigns within 10 days of notice of such requested transfer (or reissuance), which has not occurred or been requested to date.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with such cancellation or transfer. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations except as provided below. We may become involved in material legal proceedings in the future.

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay the Geronimo Note; unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also seeks to enjoin us from selling find.com.  The suit claims that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 is due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  Geronimo also alleges that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo including tortious interference with business relations; conspiracy to commit tortious interference with business relations; defamation; conspiracy to commit defamation; breach of contract; fraud; conspiracy to commit fraud; and seeking attorney’s fees and expenses of litigation.  At this very early stage of the litigation the outcome cannot be predicted, however the Company intends to vigorously defend itself against Geronimo’s claims.  The Company will also retain our indemnification rights against Mr. Sisk for all damages caused by Geronimo’s claims, and there is a significant likelihood that one or more additional parties could become part of the litigation before final resolution. See also the risk factor entitled “We Remain A Secondary Obligor Under The Geronimo Note and Geronimo Has Filed A Lawsuit Against Us to Enforce The Repayment of the Geronimo Note”, above.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on January 25 2013, except as set forth below, and investors are encouraged to review such risk factors and the risk factor below prior to making an investment in the Company.

We Remain A Secondary Obligor Under The Geronimo Note and Geronimo Has Filed a Lawsuit Against Us to Enforce the Repayment of the Geronimo Note.

The funds paid in connection with the StaffMD Merger (described above under “Item 1. Business” – “StaffMD, Inc. Acquisition”), which transaction has since been divested, were financed by MedicalWork via the Geronimo Note.  The Geronimo Note bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum.  Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been automatically extended until February 1, 2013 through timely notification and payment of an extension fee pursuant to the terms of the Note (provided that Geronimo currently disputes such extension and has filed a lawsuit against the Company for payment of the note, among other things, as described in greater detail under “Legal Proceedings” below).  The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained as a secondary obligor following the rescission of the transaction, on the condition that Mr. Sisk agreed to indemnify the Company against any liability in connection with the Geronimo Note  Mr. Sisk has also pledged 500,000 shares of his Company common stock to provide additional security for any exposure the Company may have under the Geronimo Note.

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD, alleging among other things that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that the Company owes a total of approximately $357,500 pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  At this stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty however the Company intends to vigorously defend itself against Geronimo’s claims, as well as preserve its indemnity rights against Mr. Sisk to offset any damages.  In the event we are required to pay the amounts alleged owed under the Geronimo Note, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition. In the event that we are required to defend these claims, the Company is entitled to seek control of the security interest securing the obligation in order to mitigate damages caused.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2012, as a forbearance fee in connection with a First Addendum to the Forbearance Agreement described above, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

Four of the Note Holders provided the Company non-interest bearing convertible bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued and are not included in the issued and outstanding shares disclosed throughout this filing. The loans are secured by a security interest in all of the Company’s properties and assets.

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

Generation Zero Group, Inc.

Dated: April 25, 2013	By:	/s/ Matthew Krieg
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