Form 10-Q
period 2012-06-30
Generation Zero Group, Inc.
filed 2013-04-25
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	June 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$ 5,149	$ 44

Total current assets	$ 5,149	$ 44

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,640,000	$ 3,780,000
Total assets	$ 3,645,149	$ 3,780,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 37,869	$ 21,839
Accrued liabilities	$ 97,447	$ 791,835
Short-term debt - related party	$ 30,168	$ 30,168
Total current liabilities	$ 165,484	$ 843,842

Notes payable, net of unamortized discount	$ 2,844,214	$ 2,329,047
Total liabilities	$ 3,009,698	$ 3,172,888

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 35,415	$ 35,415
authorized; 35,414,785 issued and outstanding
Additional paid-in capital	$ 6,600,045	$ 6,600,045
Deficit accumulated during the development stage	$ (6,000,010)	$ (6,028,305)
Total stockholders' equity (deficit)	$ 635,451	$ 607,156

Total liabilities and stockholders' equity (deficit)	$ 3,646,149	$ 3,780,044

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited)		(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenues	$ -	$ 126,332	$ -	$ 213,285	$ 427,326
Cost of Sales		$ 1,096		$ 6,665	$ 9,617
Gross Profit	$ -	$ 125,236	$ -	$ 206,620	$ 417,709

Operating Expenses:
General, selling and administrative	$ 1,180	$ 75,094	$ 24,725	$ 162,479	$ 828,621
Impairment of oil & gas properties					$ 32,520
Impairment of intangible asset					$ 1,100,000
Depreciation and amortization	$ 70,000	$ 70,000	$ 140,000	$ 140,000	$ 564,424
Total operating expenses	$ 71,180	$ 145,094	$ 164,725	$ 302,479	$ 2,525,565

Operating loss	$ (71,180)	$ (19,858)	$ (164,725)	$ (95,859)	$ (2,107,856)

Other revenue and expenses:
Loss from discontinued operations					$ (1,788,987)
Loss on abandonment of assets					$ (3,028)
Forgiveness of debt	$ 815,811		$ 815,811		$ 822,043
Interest expense	$ (248,380)	$ (365,190)	$ (622,790)	$ (725,380)	$ (2,922,182)

Net income (loss)	$ 496,251	$ (385,048)	$ 28,295	$ (821,239)	$ (6,000,010)

Basic and diluted net loss per common share	$ 0.01	$ (0.01)	$ (0.00)	$ (0.02)
Weighted average common shares outstanding	35,414,785	33,830,063	35,414,785	33,830,063

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 28,295	$ (821,239)	$ (6,000,010)
Adjustments to reconcile net loss to cash used:
Depreciation		$ -	$ 4,108
Amortization of debt discount	$ 475,167	$ 613,439	$ 2,237,565
Amortization of intangible assets	$ 140,000	$ 140,000	$ 560,000
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,100,000
Stock issued for services			$ 31,300
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables		$ (61,492)
Accounts payable	$ 16,030	$ 1,761	$ 37,520
Accrued liabilities	$ (694,387)	$ 124,301	$ 118,238
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (34,895)	$ (3,230)	$ (1,794,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets			$ (64,220)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ -	$ -	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ -	$ 10,000	$ 206,210
Repayments of related party debt			$ (259,742)
Proceeds from convertible debt	$ 40,000		$ 40,000
Proceeds from issuance of preferred stock			$ 157,500
Proceeds from issuance of common stock			$ 1,697,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 40,000	$ 10,000	$ 1,841,218

NET CHANGE IN CASH	$ 5,105	$ 6,770	$ 5,149
Cash, beginning of period	$ 44	$ 2,119
Cash, end of period	$ 5,149	$ 8,889	$ 5,149

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net income of $496,251 and $28,295 for the three and six months ended June 30, 2012, arising from the forgiveness of debt, and had an accumulated deficit of $6,000,010 as of June 30, 2012. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

In March 2012, the secured noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. has agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provides for the restructure of Generation Zero Group, Inc. and the replacement of current management.

In April 2012, several of the secured noteholders have participated in a non-interest bearing convertible bridge loan for $40,000, with a maturity date of January 2, 2014.  The Company has agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the number os issued and outstanding shares disclosed throughout this filing. In addition, on August 15, 2012, the Company issued a Convertible Promissory Note of $200,000 to a Third Party investor. The Note carries a 10% interest rate with maximum conversion to 2,500,000 shares of common stock and has a maturity date of August 15, 2014.  The funds raised will be used for working capital.

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

This transaction was subsequently rescinded. As such, reflection of the associated debt and acquisition of intangible assets have not been presented in these quarterly financial presentations.

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancellation of the Seller Note (provided that the Company is currently in litigation with the holder of this note as described in greater detail under Note 9, below).  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. Although these shares have been cancelled as of the date of this filing,  the shares had not been cancelled as of June 30, 2012 and have been included in the number of issued and outstanding shares disclosed in the attached financials, where applicable. The assignee has further placed into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At June 30, 2012 and December 31, 2011, there was an outstanding balance of $30,168 and $30,168, respectively, due the shareholders and Directors.

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

In November 2009, the holder sold this promissory note to two unrelated parties. As of June 30, 2012, the unpaid balance on the loan totaled $4,132 and was classified on the balance sheet as “Notes payable.”

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

In May 2010, an aggregate of $1,100 of the promissory notes were converted into an aggregate of 1,100,000 shares of common stock.

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

In January 2011, $1,200 of the remaining Promissory Note was converted for issuance of 1,200,000 shares of common stock.  The Promissory Note had an outstanding principal balance of $4,132 as of June 30, 2012 with a potential conversion into 4,132,000 shares of common stock.

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

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of June 30, 2012, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of June 30, 2012, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

The principal balance of the Convertible Note identified in Note 6 above was $4,132 as of October 23, 2012.  The Company had not received any notice of an assignment of the Convertible Note which is required prior to any assignment.  On October 23, 2012, the Company exercised its right to pay-off the note in full and remitted payment to Cascata Equity Management in the amount of $5,860.93 in order to cancel the Convertible Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,728.92 computed at 6%, as no demand for payment was ever made to cause the 15% default interest rate to apply.  The payment terms provided Cascata 30 days in order to dispute any error in the tendered payment amount, but no notice of any objection was timely received and Cascata was deemed to have accepted the payment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to June 30, 2012.

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

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company agreed to issue the participating Note Holders an aggregate of 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the issued and outstanding shares disclosed throughout this filing. The loans are secured by a security interest in all of the Company’s properties and assets.

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

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and an Employment Agreement we had entered into with Mr. Sisk; Mr. Sisk agreed to indemnity and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note; and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled as of the date of this filing, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the parties entry into a Pledge Agreement.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 escrowed shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork except that we still remain a secondary obligo under the Geronimo Note.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

We had no revenues for the three months ended June 30, 2012, compared to total revenues of $126,332 for the three months ended June 30, 2011, which revenues were generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above

We had no cost of sales for the three months ended June 30, 2012, compared to total cost of sales of $1,096 for the three months ended June 30, 2011.

We had general and administrative expenses of $1,180 for the three months ended June 30, 2012, compared to general and administrative expenses of $75,094 for the three months ended June 30, 2011, a decrease of $73,913 from the prior period.  The decrease in general and administrative expenses was mainly due to eliminated expenses associated with the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $70,000 in amortization and depreciation expense for the three months ended June 30, 2012 compared with amortization and depreciation expense of $70,000 for the three months ended June 30, 2011.  Amortization and depreciation expenses are in connection with the acquisition of the Find.com assets in fiscal 2010.

We had a total operating loss of $71,180 for the three months ended June 30, 2012, compared to a total operating loss of $19,858 for the three months ended June 30, 2011, an increase in total operating loss of $51,322 from the prior period due to the reasons stated above.

We had interest expense of $248,379for the three months ended June 30, 2012, compared to interest expense of $365,190 for the three months ended June 30, 2011, a decrease in interest expense of $116,811 from the prior period, which decrease was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had $815,811 of forgiveness of debt for the three months ended June 30, 2012 in connection with the forgiveness of $815,811 of interest owed to the Secured Noteholders pursuant to the terms of the Forbearance Amendment, described in greater detail below under “Liquidity and Capital Resources”.

We had a total net income of $496,251 for the three months ended June 30, 2012, compared to a total net loss of $385,048 for the three months ended June 30, 2011, an increase in net income of $881,299 from the prior period, which was mainly due to the forgiveness of debt of $815,811 and the $116,811 decrease in interest expense.

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

We had no revenues for the six months ended June 30, 2012, compared to total revenues of $213,285 for the six months ended June 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had no cost of sales for the six months ended June 30, 2012, compared to total cost of sales of $6,665 for the six months ended June 30, 2011.

We had general and administrative expenses of $24,725 for the six months ended June 30, 2012, compared to general and administrative expenses of $162,479 for the six months ended June 30, 2011, a decrease of $137,754 from the prior period.  The decrease in general and administrative expenses was mainly due to eliminated expenses associated with the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $140,000 in amortization and depreciation expense for the six months ended June 30, 2012 compared with amortization and depreciation expense of $140,000 for the six months ended June 30, 2011.

We had a total operating loss of $164,725 for the six months ended June 30, 2012, compared to a total operating loss of $95,859 for the six months ended June 30, 2011, an increase in total operating loss of $68,866 from the prior period due to the reasons stated above.

We had interest expense of $622,790 for the six months ended June 30, 2012, compared to interest expense of $725,380 for the six months ended June 30, 2011, a decrease in interest expense of $102,590 from the prior period, which increase was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had $815,811 of forgiveness of debt for the six months ended June 30, 2012 in connection with the forgiveness of $815,811 of interest owed to the Secured Noteholders pursuant to the terms of the Forbearance Amendment, described in greater detail below under “Liquidity and Capital Resources”.

We had a total net income of $28,295 for the six months ended June 30, 2012, compared to a total net loss of $821,239 for the six months ended June 30, 2011, an increase in net income of $849,534 from the prior period, which was mainly due to the $815,811 increase in other revenue from forgiven debt.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,645,149 as of June 30, 2012, consisting of intangible assets, net of accumulated amortization of $3,640,000 and total current assets of $5,149, consisting of cash of $5,149.

We had total liabilities as of June 30, 2012 of $3,009,698, consisting of total current liabilities of $165,484; which included $37,869 of accounts payable, $97,447 of accrued liabilities and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $2,844,214 of long-term notes payable as described below, net of unamortized discount.

We had a working capital deficit of $160,335 and a total deficit accumulated during the development stage of $6,000,010 as of June 30, 2012.

We generated net income of $496,251 and $28,295 for the three and six months ended June 30, 2012, respectively, which was mainly generated from the forgiveness of debt, and had an accumulated deficit of $6,000,010 as of June 30, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $34,895 of net cash used in operating activities for the six months ended June 30, 2012, which was mainly due to a net income of $28,295, $475,167 of increase in amortization of debt discount, and $140,000 of amortization of intangible assets offset by a decrease of $694,388 in accrued liabilities.

We had $40,000 of net cash provided by financing activities for the six months ended June 30, 2012, which was solely due to $40,000 of proceeds from issued convertible debt.

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

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.  As of June 30, 2012, a total of $30,168 was owed to Mr. Krieg.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and 2012, a total of $252,333, $284,253 and $320,304, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  As of June 30, 2012, a total of $301,741 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 and 2012, a total of $50,467, $55,221 and $62,224, respectively, including accrued and unpaid interest thereon was owed under the Third Party Note. As of June 30, 2012, a total of $58,618 was owed under the Third Party Note.

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

Additionally, as part of the Rescission Agreement with Mr. Sisk, and effective December 31, 2011, pursuant to which we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and his Employment Agreement and to indemnify and hold us harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (which is secured by 500,000 shares of our common stock).   As of December 31, 2010, 2011 and 2012, there was $0, $252,500 and $284,523 outstanding under the Geronimo Note, respectively, including accrued and unpaid interest thereon (which is currently subject to an ongoing lawsuit as described under “Legal Proceedings” below).  As of September 30, 2012, there was a total of $276,156 outstanding under the Geronimo Note.  The Company has not received verification from Mr. Sisk regarding the outstanding balances owed on this Note and the lawsuit described below alleges that approximately $357,500 is currently due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).

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