Form 10-Q
period 2012-09-30
Generation Zero Group, Inc.
filed 2013-04-25
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	September 30,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$ 154,217	$ 44

Total current assets	$ 154,217	$ 44

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,570,000	$ 3,780,000
Total assets	$ 3,724,217	$ 3,780,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 25,413	$ 21,839
Accrued liabilities	$ 90,993	$ 791,835
Short-term debt - related party	$ 30,168	$ 30,168
Total current liabilities	$ 146,574	$ 843,842

Notes payable, net of unamortized discount	$ 3,281,798	$ 2,329,047
Total liabilities	$ 3,428,372	$ 3,172,888

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 35,415	$ 35,415
authorized; 35,414,785 issued and outstanding
Additional paid-in capital	$ 6,600,045	$ 6,600,045
Deficit accumulated during the development stage	$ (6,339,616)	$ (6,028,305)
Total stockholders' equity (deficit)	$ 295,844	$ 607,156

Total liabilities and stockholders' equity (deficit)	$ 3,724,217	$ 3,780,044

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited)		(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenues		$ 87,312		$ 300,597	$ 427,326
Cost of Sales		$ 1,125		$ 7,790	$ 9,617
Gross Profit		$ 86,187		$ 292,807	$ 417,709

Operating Expenses:
General, selling and administrative	$ 20,076	$ 47,240	$ 44,802	$ 209,719	$ 848,698
Impairment of oil & gas properties					$ 32,520
Impairment of intangible asset					$ 1,100,000
Depreciation and amortization	$ 70,000	$ 70,000	$ 210,000	$ 210,000	$ 634,424
Total operating expenses	$ 90,076	$ 117,240	$ 254,802	$ 419,719	$ 2,615,642

Operating loss	$ (90,076)	$ (31,053)	$ (254,802)	$ (126,912)	$ (2,197,933)

Other revenue and expenses:
Loss from discontinued operations					$ (1,788,987)
Loss on abandonment of assets					$ (3,028)
Forgiveness of debt			$ 815,811		$ 822,043
Interest expense	$ (249,530)	$ (362,690)	$ (872,320)	$ (1,088,070)	$ (3,171,711)

Net income (loss)	$ (339,606)	$ (393,743)	$ (311,311)	$ (1,214,982)	$ (6,339,616)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.04)
Weighted average common shares outstanding	35,414,785	34,366,072	35,414,785	34,366,072

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (311,311)	$ (1,214,982)	$ (6,339,616)
Adjustments to reconcile net loss to cash used:
Depreciation	$ -	$ -	$ 4,108
Amortization of debt discount	$ 712,751	$ 375,856	$ 2,475,149
Amortization of intangible assets	$ 210,000	$ 350,000	$ 630,000
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,100,000
Stock issued for services			$ 31,300
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables		$ (22,656)
Accounts payable	$ 3,574	$ 1,761	$ 25,064
Accrued liabilities	$ (700,842)	$ 494,885	$ 111,783
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (85,828)	$ (15,137)	$ (1,845,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets			$ (64,220)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ -	$ -	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ -	$ 13,798	$ 206,210
Repayments of related party debt			$ (259,742)
Proceeds from convertible debt	$ 240,000		$ 240,000
Proceeds from issuance of preferred stock			$ 157,500
Proceeds from issuance of common stock			$ 1,697,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 240,000	$ 13,798	$ 2,041,218

NET CHANGE IN CASH	$ 154,172	$ (1,339)	$ 154,216
Cash, beginning of period	$ 44	$ 2,119
Cash, end of period	$ 154,216	$ 780	$ 154,216

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $339,606 and $311,311 for the three and nine months ended September 30, 2012, and had an accumulated deficit of $6,339,616 as of September 30, 2012. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

In March 2012, the secured noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. has agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provides for the restructure of Generation Zero Group, Inc. and the replacement of current management.

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

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancellation of the Seller Note (provided that the Company is currently in litigation with the holder of this note as described in greater detail under Note 9, below).  The assignee has cancelled 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. Although these shares have been cancelled as of the date of this filing, the shares had not been cancelled as of September 30, 2012 and have been included in the number of issued and outstanding shares disclosed in the attached financials, where applicable. The assignee has further agreed to place into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

As this transaction was rescinded, reflection of the associated debt and acquisition of intangible assets have not been presented in these quarterly financial presentations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At September 30, 2012 and December 31, 2011, there was an outstanding balance of $30,168 and $30,168, respectively, due the shareholders and Directors.

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

In May 2010, an aggregate of $1,100 of the promissory notes were converted to an aggregate of 1,100,000 shares of common stock.

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

In January 2011, $1,200 of the remaining Promissory Note was converted for issuance of 1,200,000 shares of common stock.  The Promissory Note had an outstanding principal balance of $4,132 as of September 30, 2012 with a potential conversion into 4,132,000 shares of common stock.

The principal balance of the Convertible Note identified above was $4,132 as of October 23, 2012.  The Company had not received any notice of an assignment of the Convertible Note which is required prior to any assignment.  On October 23, 2012, the Company exercised its right to pay-off the note in full and remitted payment to Cascata Equity Management in the amount of $5,860.93 in order to cancel the Convertible Note.  This amount is comprised of $4,132 in unpaid principal plus interest in the amount of $1,728.92 computed at 6%, as no demand for payment was ever made to cause the 15% default interest rate to apply.  The payment terms provided Cascata 30 days in order to dispute any error in the tendered payment amount, but no notice of any objection was timely received and Cascata was deemed to have accepted the payment.

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

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of September 30, 2012, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of September 30, 2012, there were no shares of Series B preferred stock issued and outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to September 30, 2012.

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

The Notes were also renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock.  New Series A Shares would then be issued to Cynthia S. White and Ronald L. Attkisson or their assigns, as collateral agent for the Find.com notes, currently in default, within 10 days of notice of such requested issuance.   This would effect a change of control of the Company, which has not occurred or been requested to date. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company has agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filling.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company has agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included included in the number of issued and outstanding shares disclosed throughout this filing. The loans are secured by a security interest in all of the Company’s properties and assets.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

We had no revenues for the three months ended September 30, 2012, compared to total revenues of $87,312 for the three months ended September 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had no cost of sales for the three months ended September 30, 2012, compared to total cost of sales of $1,125 for the three months ended September 30, 2011.

We had general and administrative expenses of $20,076 for the three months ended September 30, 2012, compared to general and administrative expenses of $47,240 for the three months ended September 30, 2011, a decrease of $27,164 from the prior period.  The decrease in general and administrative expenses was mainly due to eliminating expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $70,000 in amortization and depreciation expense for the three months ended September 30, 2012 compared with amortization and depreciation expense of $70,000 for the three months ended September 30, 2011.

We had a total operating loss of $90,076 for the three months ended September 30, 2012, compared to a total operating loss of $31,053 for the three months ended September 30, 2011, an increase total operating loss of $59,023 from the prior period due to the reasons stated above.

We had interest expense of $249,530 for the three months ended September 30, 2012, compared to interest expense of $362,690 for the three months ended September 30, 2011, a decrease in interest expense of $113,160 from the prior period, which decrease was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had a total net loss of $339,606 for the three months ended September 30, 2012, compared to a total net loss of $393,743 for the three months ended September 30, 2011, a decrease in net loss of $54,137 from the prior period, which was mainly due to reduced interest resulting from the forgiven debt.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

We had no revenues for the nine months ended September 30, 2012, compared to total revenues of $300,597 for the nine months ended September 30, 2011, which revenues were due to revenues generated by the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had no cost of sales for the nine months ended September 30, 2012, compared to total cost of sales of $7,790 for the nine months ended September 30, 2011.

We had general and administrative expenses of $44,802 for the nine months ended September 30, 2012, compared to general and administrative expenses of $209,719 for the nine months ended September 30, 2011, a decrease of $164,917 from the prior period.  The decrease in general and administrative expenses was mainly due to eliminating expenses due to the operations of the Company’s then subsidiary, MedicalWork, which has since been transferred back to its original owner, as described above.

We had $210,000 in amortization and depreciation expense for the nine months ended September 30, 2012 compared with amortization and depreciation expense of $210,000 for the nine months ended September 30, 2011.

We had a total operating loss of $254,802 for the nine months ended September 30, 2012, compared to a total operating loss of $126,912 for the nine months ended September 30, 2011, an increase in total operating loss of $127,890 from the prior period due to the reasons stated above.

We had interest expense of $872,320 for the nine months ended September 30, 2012, compared to interest expense of $1,088,070 for the nine months ended September 30, 2011, a decrease in interest expense of $215,750 from the prior period, which decrease was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above.

We had $815,811 of forgiveness of debt for the nine months ended September 30,2012 in connection with the forgiveness of $815,811 of interest owed to the Secured Noteholders pursuant to the terms of the Forbearance Amendment, described in greater detail below under “Liquidity and Capital Resources”.

We had a total net loss of $311,311 for the nine months ended September 30, 2012, compared to a total net loss of $1,214,982 for the nine months ended September 30, 2011, a decrease in net loss of $903,671 from the prior period, which was offset by the $215,750 decrease in interest expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 and the forgiveness of debt of $815,811.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,724,217 as of September 30, 2012, consisting of intangible assets, net of accumulated amortization of $3,570,000 and total current assets of $154,217, consisting of cash of $154,217.

We had total liabilities as of September 30, 2012 of $3,428,372, consisting of total current liabilities of $146,574; which included $25,413 of accounts payable, $90,993 of accrued liabilities and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $3,281,798 of long-term notes payable as described below, net of unamortized discount.

We had working capital of $7,643 and a total deficit accumulated during the development stage of $6,339,616 as of September 30, 2012.

We incurred net losses of $339,606 and $311,311 for the three and nine months ended September 30, 2012, and had an accumulated deficit of $6,339,616 as of September 30, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $85,828 of net cash used in operating activities for the nine months ended September 30, 2012, which was mainly due to a net loss of $311,311 and $700,842 of accrued liabilities offset by $712,751 of increase in amortization of debt discount and $210,000 of amortization of intangible assets.

We had $240,000 of net cash provided by financing activities for the three months ended September 30, 2012, which included $240,000 of proceeds from third party debt.

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

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2010, 2011 and 2012, a total of $16,370, $30,168 and $30,168, respectively was owed to Mr. Krieg.  As of September 30, 2012, a total of $30,168 was owed to Mr. Krieg.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2010, 2011 and 2012, a total of $252,333, $284,253 and $320,304 respectively, including accrued and unpaid interest thereon was owed under the Modesitt Note. As of September 30, 2012, a total of $310,884 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2010, 2011 2012, a total of $50,467, $55,221 and $62,224, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of September 30, 2012, a total of $60,394 was owed under the Third Party Note.

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