Form 10-K
period 2012-12-31
Generation Zero Group, Inc.
filed 2013-04-25
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2012, was approximately $3,079,757.

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

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-K

Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	60

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-K, unless another date is stated, are to December 31, 2012.

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

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include Super Majority Voting Rights (i.e., the right to vote 51% of the Company’s outstanding voting shares on any shareholder votes) as described in greater detail below under “Description of Capital Stock” – “Preferred Stock” – “Series A Preferred Stock”) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we issued Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009, and which remaining Series A Shares were thereafter issued to Travel Engine.

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

EMPLOYEES

The Company currently employs one executive who works for us on a part-time basis, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director, Matthew Krieg.  The Company expects that Mr. Krieg will resign from the Company and/or take a diminished role with the Company at such time as he relinquishes control as discussed above. The Company plans to hire additional employees and consultants in the future, funding permitting, to launch the Find.com website.

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

We anticipate the need for approximately $250,000 of additional funding moving forward to support our operations for approximately the next 12 months, not including amounts which are due in connection with our acquisition of Find.com, as described above (and as described below in connection with the following risk factor) and/or amounts required to repay our other outstanding loans or liabilities, including the Notes as discussed below.    We also hope to raise additional funds through the sale of debt and/or equity to enable us to implement our corporate strategic plan.

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

We Currently Have Negative Working Capital.

We had a working capital deficit of $73,249 and a total accumulated deficit of $6,723,959 as of December 31, 2012, and as such we will need to raise additional capital to continue our business operations and to pay amounts due under the Notes and our other outstanding promissory notes.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all. The failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and pursuant to FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Since that time, our common stock has traded on the OTC Pink Market (also known as the “Pink Sheets”) under the symbol “GNZR”.  We are currently analyzing the benefits, if any, of engaging a market maker to re-submit our common stock for quotation on the OTCBB, which will not be able to be completed until we are current with our periodic filings with the SEC.  We cannot however provide any assurance that our common stock will be quoted on the OTCBB in the future, or that if re-quoted on the OTCBB, events will not occur to cause our common stock to be delisted from the OTCBB in the future.   We have a limited market for our common stock that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

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

There Is A Concern About Our Ability To Continue As A Going Concern.

There is a concern about our ability to continue as a going concern. We had a working capital deficit of $73,249, current assets of $73,714, consisting solely of cash and had an accumulated deficit of $6,723,959 as of December 31, 2012.  For the twelve months ended December 31, 2012, we had a net loss of $695,654, and we have not generated any significant revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that may be necessary should we be unable to continue as a going concern.

Nevada Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Preferred Stock, Which Shares May Have Rights And Preferences Greater Than Our Currently Outstanding Common Stock.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of the filing of this report, we had 32,414,785 shares of common stock, issued and outstanding (which does not include 1,860,125 shares which we have agreed to issue, which haven’t been physically issued as of the date of this filing and are not included in the number of issued and outstanding shares disclosed throughout this report) and 1,000 shares of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to existing shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Travel Engine, as described below, will exercise voting control over the Company. Even after the anticipated change of control of the Series A Preferred Stock described above, the Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations except as set forth below. We may become involved in material legal proceedings in the future.

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

The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the past two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Sales Price	Low Sales Price

December 31, 2012	$0.14	$0.01
September 30, 2012	$0.22	$0.14
June 30, 2012	$0.25	$0.20
March 31, 2012	$0.25	$0.05

December 31, 2011	$0.41	$0.05
September 30, 2011	$0.42	$0.06
June 30, 2011	$0.90	$0.25
March 31, 2011	$1.00	$0.25

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of the date of this filing, we had 32,414,785 shares of common stock are issued and outstanding (which does not include 1,860,125 shares of common stock that we have agreed to issue, which have not been physically issued as of the date of this filing), and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

In September 2010, the Company entered into an Exclusive Agreement with Talent Search and Rescue, LLC.  Pursuant to the Exclusive Agreement, Talent agreed to enter into an exclusive relationship with the Company pursuant to which the Company and Talent would attempt to staff certain independent contractor positions primarily in the technology field; and provide the Company rights to 50% of Talent’s net proceeds from any staffed positions.  Talent has experience in this area and was able to secure a very strong arrangement whereby many staffing opportunities should be available for staffing.  The Company issued Talent’s owner, Caesar Capital LLC, an aggregate of 500,000 shares of restricted common stock to an assign of Talent in consideration for Talent entering into the Exclusive Agreement.  A small number of positions were staffed in connection with the Exclusive Agreement, the funds generated pursuant to which were retained by Talent to cover operating expenses and the Exclusive Agreement and relationship between the Company and Talent has since been terminated.

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

In March 2012, as a forbearance fee in connection with the First Addendum to the Forbearance Agreement described above under “Item 1.  Business” – “Forbearance Agreement”, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

RESULTS FROM OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

We generate no revenues for the year ended December 31, 2012, compared to revenues of $427,326 generated by our former wholly-owned subsidiary MedicalWork (which has since been returned to the prior owner) for the year ended December 31, 2011.

The Company had no cost of sales for the year ended December 31, 2012.  The Company had total cost of sales of $9,617 for the year ended December 31, 2011.

We had general and administrative expenses of $104,942 for the year ended December 31, 2012, compared to general and administrative expenses of $292,627 for the year ended December 31, 2011, a decrease of $187,685 or 64% from the prior period.  The decrease in general and administrative expenses was mainly due to general and administrative expenses incurred by our former wholly-owned subsidiary MedicalWork.

We had $280,000 in amortization and depreciation expense for the year ended December 31, 2012 compared with depreciation expense of $280,000 for the year ended December 31, 2011.  Amortization and depreciation expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had total operating expenses and a total operating loss of $384,942 for the year ended December 31, 2012, compared to total operating expenses of $572,627 and a total operating loss of $154,918 for the year ended December 31, 2011, a decrease in total operating expenses of $187,685 from the prior period due to the reasons stated above.

We had $815,811 of forgiveness of debt for the year ended December 31, 2012 in connection with the forgiveness of $815,811 of interest owed to the Secured Noteholders pursuant to the terms of the Forbearance Amendment, described in greater detail below under “Liquidity and Capital Resources”.

We had $1,788,987 of loss from discontinued operations for the year ended December 31, 2011 in connection with the MedicalWork rescission.

We had interest expense of $1,126,523 for the year ended December 31, 2012, compared to interest expense of $1,469,760 for the year ended December 31, 2011, a decrease in interest expense of $343,237 from the prior period, which decrease was in connection with interest on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above under “Item 1.  Business” – “Find.com URL Exchange Agreement”.

We had a total net loss of $695,654 for the year ended December 31, 2012, compared to a total net loss of $3,413,666 for the year ended December 31, 2011, a decrease in net loss of $2,718,012 from the prior period, which was mainly due to the forgiven interest debt of $815,811 in 2012 and the $1,788,987 loss from discontinued operations recognized in 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,573,714 as of December 31, 2012, consisting of intangible assets, net of accumulated amortization of $3,500,000 and total current assets of $73,714, consisting solely of cash.

We had total liabilities as of December 31, 2012 of $3,662,212, consisting of total current liabilities of $146,962; which included $30,145 of accounts payable, $86,649 of accrued interest and $30,168 due to related party debt, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $3,515,250 of long-term notes payable as described below.

We had a working capital deficit of $73,248 and a total deficit accumulated during the development stage of $6,723,959 as of December 31, 2012.  We incurred a net loss of $695,654 for the year ended December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $162,198 of net cash used in operating activities for the year ended December 31, 2012, which was mainly due to a net loss of $695,654 offset by $950,335 of increase in amortization of debt discount and $705,185 of decrease in accrued liabilities.

We had $235,868 of net cash provided by financing activities for the year ended December 31, 2012, which was mainly due to $240,000 of proceeds from issuance of debt instruments.

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

Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign to Mr. Modesitt as of the date of the Modesitt Note, an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note recites a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2011 and 2012, a total of $287,153 and $320,304 respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2011 and 2012, a total of $57,431 and $62,224 respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note.

As described above under “Item 1.  Business” – “StaffMD, Inc. Acquisition”, on February 4, 2011, MedicalWork, our 100% owned subsidiary and the Company entered into a Merger Agreement with StaffMD and Jeffrey Sisk, an individual, and MedicalWork, the surviving party to the merger, acquired ownership of over 60 URLs including PhysicianWork.com and its business assets. Part of the consideration paid for the acquisition was funded through the issuance of the Geronimo Note (As described above under “Item 1.  Business” – “Geronimo Note”) in the amount of $250,000, which bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum. Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been automatically extended by Mr. Sisk until February 1, 2013 with timely notification and payment of an extension fee pursuant to the terms of the note (provided that Geronimo currently disputes such extension and has filed a lawsuit against the Company for payment of the note, among other things, as described in greater detail under “Legal Proceedings”, above).  The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.  The Geronimo Note was secured by a security interest in all of MedicalWork’s assets, pursuant to a Security Agreement.  The Company is a co-obligor on the Geronimo Note and remained as a secondary obligor following the parties’ entry into the Rescission Agreement, described below.   The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.

Additionally, as part of the Rescission Agreement , which was effective as of December 31, 2011, we released ownership of MedicalWork and its assets to Mr. Sisk, and Mr. Sisk, among other things, agreed to cancel and terminate the Seller Note and the Employment Agreement. Mr. Sisk also entered into an indemnity agreement in which Mr. Sisk indemnifies the Company from and against any claims, costs, expenses or causes of action relating to the Geronimo Note. Mr. Sisk’s indemnity obligation is a personal obligation and is secured by 500,000 shares of our common stock that is owned by Mr. Sisk.   It is estimated that as of December 31, 2011 and 2012, there was $252,500 and $284,523 outstanding under the Geronimo Note (which is currently subject to an ongoing lawsuit as described above under “Legal Proceedings”), respectively, including accrued and unpaid interest thereon.  The Company has not received verification from Mr. Sisk regarding the outstanding balances owed on this Note and the lawsuit described above alleges that approximately $357,500 is currently due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges) .

The Company was not able to meet the terms of the Forbearance Agreement and in March 2012, the Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Notes were renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing..

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014. The Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company agreed to issue the participating Note Holders an aggregate of 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.  The loans are secured by a security interest in all of the Company’s properties and assets. As of December 31, 2012 there was $40,000 outstanding on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital with some of the funds earmarked for the specific purpose of bringing the Company current in SEC filings to put the Company in a better position to raise additional funds to launch its strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. As of December 31, 2012 and March 15, 2013, there was $200,000 and $200,000 outstanding on this Convertible Promissory Note respectively.

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

April 16, 2013

Board of Directors

Generation Zero Group, Inc.

20225 NE 34th Court, Unit #413

Aventura, FL  33180

We have audited the accompanying consolidated balance sheet of Generation Zero Group, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $73,714 and current liabilities of $146,962.  In addition, the Company has an accumulated deficit of ($6,723,959) and is dependent on additional investments and/or revenue sources. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash	$ 73,714	$ 44

Total current assets	$ 73,714	$ 44

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,500,000	$ 3,780,000
Total assets	$ 3,573,714	$ 3,780,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 30,145	$ 21,839
Accrued liabilities	$ 86,649	$ 791,835
Short-term debt - related party	$ 30,168	$ 30,168
Total current liabilities	$ 146,962	$ 843,842

Notes payable, net of unamortized discount	$ 3,515,250	$ 2,329,047
Total liabilities	$ 3,662,212	$ 3,172,888

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 32,415	$ 35,415
authorized; 32,414,785 and 35,414,785 issued and outstanding
Additional paid-in capital	$ 6,603,045	$ 6,600,045
Deficit accumulated during the development stage	$ (6,723,959)	$ (6,028,305)
Total stockholders' equity (deficit)	$ (88,498)	$ 607,156

Total liabilities and stockholders' equity (deficit)	$ 3,573,714	$ 3,780,044

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC. (FORMERLY VELOCITY OIL & GAS, INC.) (A Development Stage Company) CONSOLIDATED STATEMENTS OF EXPENSES
	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2012	2011	2012

Revenues	$ -	$ 427,326	$ 427,326
Cost of Sales		$ 9,617	$ 9,617
Gross Profit		$ 417,709	$ 417,709

Operating Expenses:
General, selling and administrative	$ 104,942	$ 292,627	$ 908,836
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible asset	-	-	1,100,000
Depreciation and amortization	$ 280,000	$ 280,000	704,424
Total operating expenses	$ 384,942	$ 572,627	$ 2,745,780

Operating loss	$ (384,942)	$ (154,918)	$ (2,328,071)

Other revenue and expenses:
Loss from discontinued operations		$ (1,788,987)	$ (1,788,987)
Loss on abandonment of assets	-	-	(3,028)
Forgiveness of debt	$ 815,811	-	822,043
Interest expense	$ (1,126,523)	$ (1,469,760)	$ (3,425,914)

Net income (loss)	$ (695,654)	$ (3,413,666)	$ (6,723,959)

Basic and diluted net loss per common share	$ (0.02)	$ (0.10)	-
Weighted average common shares outstanding	35,299,717	34,612,319	-

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 16, 2006 (Inception) Through December 31, 2012

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Equity
	Shares	Amt	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	-	103,605	104	45,946	-	46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958

Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)

Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion
of related party debt		-	10,000	10	990	-	1,000
Debt discount from beneficial
conversion feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)

Common shares issued for conversion of
then related party debt			1,100,000	1,100			1,100
Common shares issued to acquire
intangible assets			24,988,567	24,989	4,543,943		4,568,932
Common shares issued for staffing agreement			500,000	500	(500)		-
Common shares issued with Third-Party Notes			1,050,000	1,050	(1,050)		-
Net loss						(2,172,672)	(2,172,672)
Balances at December 31, 2010	1,000	1	27,764,772	27,765	4,981,495	(2,614,639)	2,394,622
Common shares issued Default on Secured Notes			200,000	200	(200)		-
Common shares issued for conversion of debt			1,200,000	1,200			1,200
Common shares issued for debt associated with acquisition			250,000	250			250
Common shares issued with acquisition			6,000,000	6,000	1,618,750		1,624,750
Common shares issued with vendor agreement			13				-
Net Loss						(3,413,666)	(3,413,666)
Balances at December 31, 2011	1,000	1	35,414,785	35,415	6,600,045	(6,028,305)	607,156
Common shares cancelled per MedicalWork Rescission			(3,000,000)	(3,000)	3,000		-
Net Loss						(695,654)	(695,654)
Balances at December 31, 2012	1,000	1	32,414,785	32,415	6,603,045	(6,723,959)	(88,498)

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (695,654)	$ (3,413,666)	$ (6,723,959)
Adjustments to reconcile net loss to cash used:
Depreciation	-	-	4,108
Amortization of debt discount	950,335	950,335	2,712,733
Amortization of intangible assets	280,000	280,000	700,000
Debt used for interest	-	-	264
Impairment of oil and gas properties	-	-	32,520
Impairment of intangible assets	-	-	1,100,000
Stock issued for services	-	-	31,300
Warrant expense	-	-	19,119
Donated services	-	-	65,000
Changes in assets and liabilities:
Accounts payable	8,306	4,033	29,798
Accrued liabilities	(705,185)	538,425	107,440
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (162,198)	$ (1,640,872)	$ (1,921,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	-	-	(64,220)
Proceeds from sale of properties	-	-	29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	-	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party debt	$ 240,000	$ 13,798	$ 446,210
Repayments of third party debt	(4,132)	(1,200)	(263,874)
Proceeds from issuance of preferred stock	-	-	157,500
Proceeds from issuance of common stock		$ 1,626,200	$ 1,697,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 235,868	$ 1,638,798	$ 2,037,086

NET CHANGE IN CASH	$ 73,670	$ (2,075)	$ 73,714
Cash, beginning of period	$ 44	$ 2,119	$ -
Cash, end of period	$ 73,714	$ 44	$ 73,714

See notes to consolidated financial statements

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $3,413,666 and $695,654, for the years ended December 31, 2011 and 2012, and had an accumulated deficit of $6,723,959 as of December 31, 2012. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

Generation Zero Group, Inc. was not able to meet the terms of the Forbearance Agreement.  In March 2012, the Secured Noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. has agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provides for the restructuring of Generation Zero Group, Inc. and the replacement of current management.

NOTE 4– ACQUISITION AND DISPOSAL OF STAFFMD, INC.

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

Effective December 31, 2011, Generation Zero Group, Inc. assigned all of the membership interests in the wholly-owned subsidiary of MedicalWork to the original owner of StaffMD.  This assignment included all assets and associated debt and obligations created with the Merger. The Company has been indemnified by the assignee of the Medical Work membership interests from any obligations of the MedicalWork subsidiary with execution of the membership interest assignment, including full indemnification from the $250,000 Third Party Promissory Note issued at the time of the acquisition and the cancelation of the Seller Note.  The assignee has agreed to cancel 3,000,000 shares of the restricted common stock issued and received at the time of the Merger as part of the agreement. The cancellation of these shares is reflected in the attached financial statements. The assignee has further agreed to place into escrow 500,000 shares of the remaining restricted common shares received at the time of the Merger as collateral against any indemnity claims arising from potential claims against the Company associated with the formerly held MedicalWork subsidiary.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At December 31, 2012 and December 31, 2011, there was an outstanding balance of $30,168 and $30,168, respectively, due the shareholders and Directors.  In November 2010, an aggregate of $100,000 of the amount owed to the CEO and sole director was assigned to a third party in connection with a $150,000 loan made to the Company by that third party as described in Note 6.

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

In May 2010, an aggregate of $1,100 of the Capersia Note was converted by Cascata ($550) and Seven Palm ($550) and an aggregate of 1,100,000 shares of common stock were issued (550,000 shares by Cascata and 550,000 shares by Seven Palm) in connection with the conversion.

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

In April 2012 several of the Secured Noteholders participated in a non-interest bearing bridge loan for $40,000, with a maturity date of January 2, 2014.  The Company agreed to issue 400,000 shares of restricted common stock in consideration of this funding, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

As disclosed in Note 3, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing .

As disclosed in Note 6, Generation Zero agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the issued and outstanding shares disclosed throughout this filing.

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of December 31, 2012, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of December 31, 2012, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.0)%	(4.0)%
Increase in valuation allowance	38.0%	38.0%
Effective income tax rate	0.0%	0.0%

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

The Company has net operating loss carry forwards for tax purposes totaling approximately $6,723,959 as of December 31, 2012, expiring through 2032. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are considered below.

Significant deferred tax assets at December 31, 2012 and 2011 are approximately as follows:

	2012	2011
Gross deferred tax assets:
Net operating loss carry forwards	6,723,959	6,028,305
Total deferred tax assets	2,555,104	2,290,756
Less: valuation allowance	(2,555,104)	(2,290,756)
Net deferred tax asset recorded	-	-
Effective income tax rate	0.0%	0.0%

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012 and 2011, respectively.

The Company has not filed tax returns since inception.

NOTE 10 – SUBSEQUENT EVENTS (unaudited)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective April 30, 2012, the Company's Board of Directors terminated the engagement of RBSM LLP (“RNSM”) as its independent registered public accounting firm.  RBSM did not issue a report on the Company's financial statements during the fiscal years ended December 31, 2010 or 2011, or through the date the Company’s relationship with RBSM was terminated.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective due to lack of segregation of duties.

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

Board Meetings and Annual Meeting

During the fiscal years ended December 30, 2011 and 2012, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2010, 2011 or 2012.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal years ended December 31, 2011 and 2012 by the unanimous written consent of the sole Director, who also controls 51% of the Company’s voting shares through his ownership of the Series A Shares.

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

ITEM 11. EXECUTIVE COMPENSATION

Name & Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)	Other(1) Annual Compensation ($)	Total * Compensation ($)

Matthew Krieg(2)	2012	$--	--	--	$--
President, Chief Executive	2011	$--	--	--	$--
Officer, Chief Financial
Officer, Treasurer, Secretary
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

No officer of the Company received any separate or additional consideration for their services to the Board of Directors other than what they were paid as officers of the Company (if anything) during the last two fiscal years.  As such, the table regarding Board Compensation has not been included in this filing as it would be duplicative of the information provided above.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of March 31, 2013 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our Directors; (iii) each of our executive officers; and (iv) all of our current executive officers and Directors as a group. As of March 31, 2013, 32,414,785 shares of common stock were issued and outstanding (which does not include the 1,860,125 shares committed to be issued and disclosed above) and 1,000 shares of Series A Preferred Stock (which vote in aggregate 51% of the shareholder vote (33,737,837 shares in aggregate)) were issued and outstanding for 66,152,622 total voting shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2013, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

	Beneficial Ownership
Name	Common Stock Beneficially Owned (1)	Common Stock Percentage Beneficially Owned	Series A Preferred Stock Voting Rights	Total Voting Percentage (2)
Matthew Krieg (1)	-	-	33,737,837 (3)	51%
All officers and Directors as a group (one person)	-	-	33,737,837 (3)	51%
5% Shareholders

Cynthia White 20225 Ne 34th Court, Unit #413 Aventura, FL 33180	-	-	16,868,919 (5)	25.5%
Ronald L. Attkisson 20225 Ne 34th Court, Unit #413 Aventura, FL 33180	16,003	*%	16,868,918 (5)	25.5%
Phoenix Restructuring, Inc. (4) P.O. Box 435, Mineral Springs, NC 28108	14,000,000	43.2%	-	21.2%
Jeffrey Sisk 199 Daisy St. Homosassa, Florida 34446	3,000,000	9.3%	-	4.5%
John Strickland and Kimberly Ann Griffith 2696 Redding Road NE Atlanta, Georgia 30319	2,500,000 (6)	7.7%	-	3.8%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On or around November 10, 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”, which include super majority voting rights) for aggregate consideration of $175,000.  A total of $50,000 of the funds for the Series A Shares was received immediately and pursuant to the terms of the Subscription Agreement, we issued Travel Engine one share of Series A Preferred Stock in connection with such payment, which share (the “Series A Preferred Share”) was to be held in trust until such time as Travel Engine paid the remaining $125,000 due pursuant to the terms of the Subscription Agreement, which the Company received in December 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Fee Category	2012 Fees	2011 Fees

Audit Fees	$10,000	$10,000
Audit Related Fees	$5,000	$5,000
Tax Fees	$-	$-
All Other Fees	$-	$-

Total Fees	$15,000	$15,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and period from May 16, 2006 (inception) through December 31, 2012
Consolidated Statements of Stockholders’ Equity for the and period from May 16, 2006 (inception) through December 31, 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and period from May 16, 2006 (inception) through December 31, 2012
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(2)	Acquisition & Participation Agreement with Polaris Holdings, Inc.

10.2(2)	$8,000 Promissory Note with Capersia Pte. Ltd.

10.3(5)	Amended Promissory Note with Capersia

10.4(6)	Second Amendment to Promissory Note with Capersia

10.5(6)	Third Amendment to Promissory Note with Capersia

10.6(7)	Acknowledgement of Promissory Note Terms - Cascata Equity Management, Inc.

10.7(7)	Acknowledgement of Promissory Note Terms – Seven Palm Investments, LLC

10.8(8)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.9(9)	Share Exchange Agreement with the Members of URL Holdings

10.10(9)	Asset Purchase Agreement with Scientigo, Inc.

10.11(9)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.12(9)	Form of Secured Promissory Notes

10.13(9)	$55,000 Promissory Note with Scientigo

10.14(10)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.15(11)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.16(14)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.17(11)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.18(14)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.19(11)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.20(12)	Forbearance and Note Amendment Agreement

10.21(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.22(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.239(1)	Employment Agreement with Jeffrey Sisk

10.24(1)	Security Agreement with Geronimo Property Trust

10.25(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.26(14)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.27(14)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.28(14)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.29(14)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.30(14)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.31(14)	First Addendum to Forbearance and Note Amendment Agreement

16.2(13)	Letter from RBSM LLP

21(14)	Subsidiaries

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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