Form 10-Q
period 2013-03-31
Generation Zero Group, Inc.
filed 2013-05-06
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 2, 2013, the issuer had 32,414,785 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 1,860,125 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	March 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$ 14,008	$ 73,714
Receivables
Prepaid expenses	$ 10,265
Total current assets	$ 24,273	$ 73,714

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,430,000	$ 3,500,000
Total assets	$ 3,454,273	$ 3,573,714

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 17,746	$ 30,145
Accrued liabilities	$ 98,005	$ 86,649
Notes Payable	$ 3,015,250	$ 0
Short-term debt - related party	$ 30,168	$ 30,168
Total current liabilities	$ 3,161,169	$ 146,962

Notes payable, net of unamortized discount	$ 500,000	$ 3,515,250
Total liabilities	$ 3,661,169	$ 3,662,212

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 32,415	$ 32,415
authorized; 32,414,785 issued and outstanding
Additional paid-in capital	$ 6,603,045	$ 6,603,045
Deficit accumulated during the development stage	$ (6,842,357)	$ (6,723,959)
Total stockholders' equity (deficit)	$ (206,896)	$ (88,498)

Total liabilities and stockholders' equity (deficit)	$ 3,454,273	$ 3,573,714
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(UNAUDITED)		(UNAUDITED)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2013	2012	2013

Revenues	$ -	$ -	$ 427,326
Cost of Sales			$ 9,617
Gross Profit	$ -	$ -	$ 417,709

Operating Expenses:
General, selling and administrative	$ 32,042	$ 23,545	$ 940,880
Impairment of oil and gas properties			$ 32,520
Impairment of intangible asset			$ 1,100,000
Depreciation and amortization	$ 70,000	$ 70,000	$ 774,424
Total operating expenses	$ 102,042	$ 93,545	$ 2,847,824

Operating loss	$ (102,042)	$ (93,545)	$ (2,430,115)

Other revenue and expenses:
Loss from discontinued operations			$ (1,788,987)
Loss on abandonment of assets			$ (3,028)
Forgiveness of debt			$ 822,043
Interest expense	$ (16,356)	$ (374,411)	$ (3,442,270)

Net income (loss)	$ (118,398)	$ (467,956)	$ (6,842,357)

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)	-
Weighted average common shares outstanding	32,414,785	35,414,785

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (118,398)	$ (467,956)	$ (6,842,357)
Adjustments to reconcile net loss to cash used:
Depreciation			$ 4,108
Amortization of debt discount	$ -	$ 237,584	$ 2,712,731
Amortization of intangible assets	$ 70,000	$ 70,000	$ 770,000
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,100,000
Net loss from disposal of subsidiary
Stock issued for services			$ 31,300
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	$ (10,265)		$ (10,265)
Accounts payable	$ (12,400)	$ (1,895)	$ 17,398
Accrued liabilities	$ 11,357	$ 136,828	$ 118,797
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (59,706)	$ (25,439)	$ (1,981,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets			$ (64,220)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ -	$ -	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ -	$ -	$ 446,210
Repayments of related party debt			$ (263,874)
Proceeds from convertible debt		$ 30,000	$ -
Proceeds from issuance of preferred stock			$ 157,500
Proceeds from issuance of common stock			$ 1,697,250
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ -	$ 30,000	$ 2,037,086

NET CHANGE IN CASH	$ (59,706)	$ 4,561	$ 14,008
Cash, beginning of period	$ 73,714	$ 44	$ -
Cash, end of period	$ 14,008	$ 4,605	$ 14,008

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of ($118,398), for the quarter ended March 31, 2013, and had an accumulated deficit of ($6,842,357) as of March 31, 2013. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 - INTANGIBLE ASSETS

The intangible assets all relate to the URL www.Find.com and the related underlying technology driving the website at the time of acquisition. These intangibles are deemed to be amortized over a fifteen year period.

www.Find.com Technology

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that powered the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name.  The purchase also included all service contracts related to the operations of the technology that at the time of acquisition related to the operation of www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL. The asset was valued at $1,300,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company issued 10,000,000 shares of restricted common stock as purchase consideration.

Since the acquisition of the technology assets, the Company has been pursuing an alternative strategy for the Find.com URL. This strategy will use only certain aspects of the acquired technology assets going forward.  Generation Zero intends to utilize the full functionality of the technology assets on future initiatives unrelated to Find.com, and accordingly has recorded an impairment charge of ($1,100,000) based on the current status of Find.com and the fact that the timing of the future initiatives is unknown and uncertain. The technology assets, after the impairment charge, are valued at $200,000.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com.  The purchase consideration included 14,988,567 shares of restricted common stock and secured notes. The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

NOTE 4 – CONTESTED LEGAL CLAIMS

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a secured note entered into by MedicalWork (the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also seeks to enjoin us from selling find.com.  The suit claims that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013.  Geronimo also alleges that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo including tortious interference with business relations; conspiracy to commit tortious interference with business relations; defamation; conspiracy to commit defamation; breach of contract; fraud; conspiracy to commit fraud; and seeking attorney’s fees and expenses of litigation.  At this very early stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty however the Company intends to vigorously defend itself against Geronimo’s claims.

NOTE 5 – RELATED PARTY TRANSACTIONS

Generation Zero had borrowed from shareholders and Directors periodically in the past. The borrowings were non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. At March 31, 2013 and December 31, 2012, there was an outstanding balance of $30,168 and $30,168, respectively, due the shareholders and Directors.

NOTE 6 – THIRD PARTY TRANSACTIONS

The Company owed Scientigo, Inc. $155,000 as part of the Find.com URL transaction referenced in Note 3 above.  In November 2010, a payment of $50,000 was made by the Company through an Escrow Agent. The remaining balance of $55,000 is in Default.  Forbearance has been granted until January 1, 2014.

On June 30, 2010 the Company issued secured notes to acquire the Find.com URL as referenced in Note 3 above, in the amount of $3,070,000 bearing interest at the rate of 12% and having a maturity date of December 31, 2011.   The Company did not make the required payments under the secured Find.com notes to the holders thereof when due. The Collateral Agent for the Notes has declared the Notes in default. The Company originally negotiated a Forbearance Agreement with the Note Holders to affect forbearance for four months through March 15, 2011. That forbearance has been extended through January 1, 2014 per the amendment discussed below.

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

Generation Zero Group, Inc. was not able to meet the terms of the Forbearance Agreement with the secured noteholders.  In March 2012, the secured noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default occurs.  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero Group, Inc. agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provides for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg to the Collateral Agent and the replacement of current management.  A Forbearance extension has been granted until January 1, 2014.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s sole officer and Director.  The Company issued 750,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

In April 2012, several of the Secured Noteholders participated in a non-interest bearing bridge loan for $40,000.  The Company agreed to issue 400,000 shares of restricted common stock in consideration of this funding, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

NOTE 7 – COMMON STOCK

As disclosed in Note 3, Generation Zero issued an aggregate of 24,988,567 shares of common stock to acquire the URL www.find.com and related technology.

As disclosed in Note 6, Generation Zero issued an additional 1,050,000 shares of restricted common stock in conjunction with the issuance of Third Party Notes during November 2010.

As disclosed in Note 6, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing .

As disclosed in Note 6, Generation Zero agreed to issue the participating Note Holders 400,000 shares of restricted common stock, which shares have not been physically issued to date and are not included in the issued and outstanding shares disclosed throughout this filing.

NOTE 8 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of March 31, 2013, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of March 31, 2013, there were no shares of Series B preferred stock issued and outstanding.

NOTE 9 – SUBSEQUENT EVENTS

The Find.com website has been upgraded and redesigned by the Company. The www.find.com beta site was redeployed on May 1, 2013 with further functionality and offerings to be released over the next six months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to March 31, 2013.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 25, 2013, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock.  New Series A Shares would then be issued to Cynthia S. White or her assigns, as collateral agent for the Find.com notes, currently in default, within 10 days of notice of such requested issuance.   This would effect a change of control of the Company, which has not occurred or been requested to date. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

Rescission of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and the Employment Agreement; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note (which remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork except that we still remain a secondary obligor under the Geronimo Note, which is currently subject to an ongoing lawsuit as described below under “Legal Proceedings”.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

We had no revenues for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

We had no cost of sales for the three months ended March 31, 2013 or for the three months ended March 31, 2012.

We had general and administrative expenses of $32,042 for the three months ended March 31, 2013, compared to general and administrative expenses of $23,545 for the three months ended March 31, 2012, an increase of $8,497 from the prior period.  The increase in general and administrative expenses was mainly related to the audits and SEC filings of the Company to bring it current.

We had $70,000 in amortization and depreciation expense for the three months ended March 31, 2013 compared with amortization and depreciation expense of $70,000 for the three months ended March 31, 2012.

We had a total operating loss of $102,042 for the three months ended March 31, 2013, compared to a total operating loss of $93,545 for the three months ended March 31, 2012, an increase in total operating loss of $8,497 from the prior period due to the reasons stated above.

We had interest expense of $16,356 for the three months ended March 31, 2013, compared to interest expense of $374,411 for the three months ended March 31, 2012, a decrease in interest expense of $358,055 from the prior period, which decrease was in connection with the forgiven debt effected by the forbearance amendment with the Secured Noteholders, which included interest accrued on the secured loans, described above.

We had a total net loss of $118,398 for the three months ended March 31, 2013, compared to a total net loss of $467,956 for the three months ended March 31, 2012, a decrease in net loss of $349,558 from the prior period, which was mainly due to the $358,055 decrease in interest expense and the increase in general and administrative expenses, described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,454,273 as of March 31, 2013, consisting of intangible assets, net of accumulated amortization of $3,430,000 and total current assets of $24,273, consisting of cash of $14,008 and prepaid expenses of $10,265.

We had total liabilities as of March 31, 2013 of $3,661,169, consisting of total current liabilities of $3,161,169; which included $17,746 of accounts payable, $98,005 of accrued liabilities, notes payable due within twelve months of $3,115,250 as described below,  and $30,168 of accounts payable related party, which amount was owed to Matthew Krieg, the Company’s sole officer and Director in connection with certain loans made to the Company by Mr. Krieg, as described below; and non-current liabilities consisting of $500,000 of long-term notes payable as described below, net of unamortized discount.

We had a working capital deficit of $3,136,896 and a total deficit accumulated during the development stage of $6,842,357 as of March 31, 2013.

We incurred a net loss of $118,398 for the three months ended March 31, 2013, and had an accumulated deficit of $6,842,357 as of March 31, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $59,706 of net cash used in operating activities for the three months ended March 31, 2013, which was mainly due to a net loss of $118,398 offset by $70,000 of amortization of intangible assets.

In December 2009, the Company borrowed $5,000 from its sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2012, a total of $30,168 was owed to Mr. Krieg.  As of March 31, 2013, a total of $30,168 was owed to Mr. Krieg.

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

Additionally, Matthew Krieg, the Company’s sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2011 and 2012, a total of $284,253 and $320,304, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  As of March 31, 2013, a total of $330,009 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2011 and 2012, a total of $55,221 and $62,224, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of March 31, 2013, a total of $64,110 was owed under the Third Party Note.

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

As of the date of this filing, the Company owes $2,920,250 to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, provided that pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed). The agreement also requires that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White, as collateral agent for the notes (currently in default) associated with the Find.com acquisition, or their assigns within 10 days of notice of such requested transfer (or reissuance), which has not occurred or been requested to date.   We also agreed to issue Mr. Krieg 3 million shares of common stock in connection with such cancellation or transfer. We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 25 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibits A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Generation Zero Group, Inc.

Dated: May 6, 2013	By:	/s/ Matthew Krieg
Matthew Krieg
President, Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, Secretary and Director

EXHIBIT INDEX

Exhibit A

Exhibit Number	Description of Exhibit

10.1(1)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(2)	Share Exchange Agreement with the Members of URL Holdings

10.3(2)	Asset Purchase Agreement with Scientigo, Inc.

10.4(2)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(2)	Form of Secured Promissory Notes

10.6(2)	$55,000 Promissory Note with Scientigo

10.7(3)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(4)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(5)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(4)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(5)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(4)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(6)	Forbearance and Note Amendment Agreement

10.14(7)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(7)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(7)	Employment Agreement with Jeffrey Sisk

10.17(7)	Security Agreement with Geronimo Property Trust

10.18(7)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(5)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(5)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(5)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(5)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(5)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(5)	First Addendum to Forbearance and Note Amendment Agreement

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

(1) Filed as an exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 24, 2010, and incorporated herein by reference.

(2) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on July 12, 2010, and incorporated herein by reference.

(3) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

(4) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on November 24, 2010, and incorporated herein by reference.

(5) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013 and incorporated herein by reference.

(6) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on December 10, 2010, and incorporated herein by reference.

(7) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on February 14, 2011, and incorporated herein by reference.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.