Form 10-Q
period 2013-06-30
Generation Zero Group, Inc.
filed 2013-08-14
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-146405

GENERATION ZERO GROUP, INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-5465816
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

13663 PROVIDENCE ROAD, SUITE #253

WEDDINGTON, NC 28104

 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(470) 809-0707

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

As of August 14, 2013, the issuer had 44,114,785 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 1,460,125 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	June 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$ 807	$ 73,714
Prepaid expenses	$ 556
Total current assets	$ 1,363	$ 73,714

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,360,000	$ 3,500,000
Total assets	$ 3,361,363	$ 3,573,714

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 21,754	$ 30,145
Accrued liabilities	$ 109,729	$ 86,649
Current Notes Payable	$ 3,315,250
Short-term debt - related party	$ 15,000	$ 30,168
Total current liabilities	$ 3,461,733	$ 146,962

Notes payable, net of unamortized discount	$ 200,000	$ 3,515,250
Total liabilities	$ 3,661,733	$ 3,662,212

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 43,115	$ 32,415
authorized; 43,114,785 and 32,414,785 issued and outstanding
Additional paid-in capital	$ 6,628,845	$ 6,603,045
Deficit accumulated during the development stage	$ (6,972,331)	$ (6,723,959)
Total stockholders' equity (deficit)	$ (300,370)	$ (88,498)

Total liabilities and stockholders' equity (deficit)	$ 3,361,363	$ 3,573,714

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited)		(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	$ -	$ -	$ -	$ -	$ 427,326
Cost of Sales					$ 9,617
Gross Profit	$ -	$ -	$ -	$ -	$ 417,709

Operating Expenses:
General, selling and administrative	$ 73,418	$ 1,180	$ 105,460	$ 24,725	$ 1,014,298
Impairment of oil & gas properties					$ 32,520
Impairment of intangible asset					$ 1,100,000
Depreciation and amortization	$ 70,000	$ 70,000	$ 140,000	$ 140,000	$ 844,424
Total operating expenses	$ 143,418	$ 71,180	$ 245,460	$ 164,725	$ 2,991,242

Operating loss	$ (143,418)	$ (71,180)	$ (245,460)	$ (164,725)	$ (2,573,533)

Other revenue and expenses:
Loss from discontinued operations					$ (1,788,987)
Loss on abandonment of assets					$ (3,028)
Forgiveness of debt	$ 30,484	$ 815,811	$ 30,484	$ 815,811	$ 852,527
Interest expense	$ (17,040)	$ (248,379)	$ (33,396)	$ (622,790)	$ (3,459,310)

Net income (loss)	$ (129,974)	$ 496,251	$ (248,372)	$ 28,295	$ (6,972,331)

Basic and diluted net loss per common share	$ (0.00)	$ 0.01	$ (0.01)	$ 0.00
Weighted average common shares outstanding	35,135,896	35,414,785	35,135,896	35,414,785

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (248,372)	$ 28,295	$ (6,972,331)
Adjustments to reconcile net loss to cash used:
Depreciation			$ 4,108
Amortization of debt discount		$ 475,167	$ 2,712,733
Amortization of intangible assets	$ 140,000	$ 140,000	$ 840,000
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,100,000
Net loss from disposal of subsidiary
Stock issued for services	$ 10,700		$ 42,000
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	$ (556)		$ (556)
Accounts payable	$ (8,392)	$ 16,030	$ 21,406
Accrued liabilities	$ 23,080	$ (694,387)	$ 130,518
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (83,540)	$ (34,895)	$ (2,005,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets			$ (64,220)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ -	$ -	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party debt	$ 15,000	$ -	$ 421,210
Repayments of third party debt	$ (30,167)		$ (294,041)
Proceeds from convertible debt		$ 40,000	$ 40,000
Proceeds from issuance of preferred stock			$ 157,500
Proceeds from issuance of common stock	$ 25,800		$ 1,723,050
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 10,633	$ 40,000	$ 2,047,719

NET CHANGE IN CASH	$ (72,907)	$ 5,105	$ 807
Cash, beginning of period	$ 73,714	$ 44	$ -
Cash, end of period	$ 807	$ 5,149	$ 807

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Generation Zero Group, Inc. (“Generation Zero” or the “Company”) was incorporated in the State of Nevada on May 16, 2006. From inception, until the acquisition of Find.com (as described below), the Company operated as a start-up entity pursuing opportunities in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

With the acquisition of Find.com, the Company has made a concerted effort to focus on growing Find.com into a profitable business and other new opportunities and businesses that will attempt to increase the value of the Company’s common stock.

Basis of Presentation. The consolidated financial statements of Generation Zero have been prepared by Generation Zero, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of ($129,974) for the quarter ended June 30, 2013, and had an accumulated deficit of ($6,972,331) as of June 30, 2013. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

Since the acquisition of the technology assets, the Company has been pursuing an alternative strategy for the Find.com URL. This strategy will use only certain aspects of the acquired technology assets going forward.  Generation Zero is uncertain whether it will be able to utilize the full functionality of the technology assets on future initiatives unrelated to Find.com, and accordingly has recorded an impairment charge of ($1,100,000) based on the current status of Find.com and the fact that the timing of any future initiatives is unknown and uncertain. The technology assets, after the impairment charge, are valued at $200,000.

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

NOTE 4 – MANAGEMENT REORGANIZATION

On May 13, 2013, the Company’s then sole director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a director of and as Chief Executive Officer and President of the Company (provided that Ms. White has since resigned as Chief Executive Officer and President), and was issued 2,000,000 shares of our restricted common stock in consideration for Ms. White agreeing to serve as a director of and as President of the Company and in consideration for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of our restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson who passed away in May 2013 and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013, Ms. Cheney was issued 2,000,000 shares of our restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of our restricted common stock in consideration for services rendered to the Company in connection with the development of the Company’s upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

NOTE 5 – CONTESTED LEGAL CLAIMS

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed from shareholders and directors periodically in the past. The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. $30,168 of the Related Party debt was forgiven in full on May 13, 2013 by Matthew Krieg.  Cynthia S. White, our former Chief Executive Officer and current director, has loaned the Company $15,000. At June 30, 2013 and December 31, 2012, there was an outstanding balance of $15,000 and $30,168, respectively, due to the shareholders and directors.

NOTE 7 – THIRD PARTY TRANSACTIONS

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

The Forbearance Agreement required that Matthew Krieg, the Company’s then sole officer and director (provided that Mr. Krieg resigned as an officer and director of the Company in May 2013) and prior holder of the Company’s Series A Preferred Stock (which provided Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he held in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things, which terms have since been amended by the March 2012 Forbearance Agreement, described in greater detail below.

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured noteholders.  In March 2012, the secured noteholders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of current management, which transfer of control and replacement of management has occurred to date as described in greater detail in Note 4.  A Forbearance extension has been granted until January 1, 2014.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s then sole officer and director.  The Company issued 750,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

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

NOTE 8 – COMMON STOCK

As disclosed in Note 3, Generation Zero issued an aggregate of 24,988,567 shares of common stock to acquire the URL www.find.com and related technology.

As disclosed in Note 4, Generation Zero issued an aggregate of 10,300,000 shares of restricted common stock in conjunction with the restructure of the management team and for past services rendered to the Company.

As disclosed in Note 7, Generation Zero issued an additional 1,050,000 shares of restricted common stock in conjunction with the issuance of Third Party Notes during November 2010.

As disclosed in Note 7, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

As disclosed in Note 7, Generation Zero issued the participating Note Holders 400,000 shares of restricted common stock.

As disclosed in Note 10, Generation Zero agreed to issue 1,000,000 shares of restricted common stock in conjunction with the appointment of the new Chief Executive Officer, President and director.  These shares have not been physically issued and are not included in the issued and outstanding shares disclosed throughout this filing.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of June 30, 2013, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of March 31, 2013, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS

On July 11, 2013 a Richard M. Morrell loaned the Company $25,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Effective on July 22, 2013, Cynthia S. White resigned as President and Chief Executive Officer of the Company and the Board of Directors appointed Richard M. Morrell as the Chief Executive Officer, President and as a director of the Company to fill the vacancy created by her resignation.  The Board of Directors also approved the issuance to Mr. Morrell of 1,000,000 shares of the Company’s restricted common stock in consideration for agreeing to serve as an officer and director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to June 30, 2013.

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

On or around January 21, 2010, Matthew Krieg, the then sole director of the Company, who is also the Manager and beneficial owner of Travel Engine, then our majority shareholder as a result of the issuance of the Series A Shares, which it held, which provided it the Super Majority Voting Rights, approved via a consent to action without meeting, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

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

Find.com Technology Acquisition

On or around April 28, 2010, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Find.com Acquisition, Inc., a Delaware corporation (“Find.com Acquisition”). Pursuant to the Purchase Agreement, we purchased all of Find.com Acquisition’s interest in and ownership of the assets associated with the technology and operations of the www.Find.com website and all intellectual property rights associated therewith, including technical documentation, source code, and files (collectively the “Technology Assets”). As described below, we also subsequently purchased 100% of the ownership interests in URL Holdings, which owns the URL, Find.com.  The Technology Assets also include all service contracts related to the operations of the technology and certain unrelated domain names.  The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL.  The purchase price paid to Find.com Acquisition in consideration for the Technology Assets was 10,000,000 shares of our restricted common stock, representing 98.8% of our then outstanding common stock, however, the outstanding shares of our Series A Preferred Stock provide the holder thereof super majority voting control over the Company.

Find.com URL Exchange Agreement

On or around June 30, 2010, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Find.com URL Holdings, LLC., a Georgia limited liability company (“URL Holdings”) and an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Scientigo, Inc. (“Scientigo”).

Pursuant to the Exchange Agreement, we purchased 100% of the outstanding membership interests of URL Holdings (the “URL Holdings Members”). URL Holdings owns the domain name Find.com.  URL Holdings acquired the domain name through a consensual foreclosure process prior to the acquisition of the majority ownership of URL Holdings by the Company. Scientigo was a party to the consensual foreclosure process and had an option to acquire 40% of the domain name in exchange for Scientigo’s consent to the foreclosure. The Company acquired and extinguished Scientigo’s option rights in connection with the Asset Purchase Agreement.

The Exchange Agreement provided for (a) the issuance of an aggregate of 14,000,000 shares of the Company’s restricted common stock, and (b) the issuance of secured promissory notes (“Notes”) in an aggregate principal amount of approximately $3,620,410 (representing the aggregate amount of money owed to such URL Holdings Members pursuant to previously outstanding promissory notes) to the URL Holdings Members (the “Note Holders”). The Notes are in favor of the selling members of URL Holdings and are secured by the assets of the Company including the URL Holdings membership units purchased by the Company. The Exchange Agreement also required that the Company make a closing payment in an aggregate amount of $50,000 to the URL Holdings Members. The outstanding principal balance of the secured URL Holdings Notes as of the date of this filing represents $2,920,250. Scientigo has since been merged with and into Phoenix Restructuring, Inc. (“Phoenix”), with Phoenix being the surviving entity in the merger.

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

Upon the occurrence of any event of default under the Notes (as defined and described therein) the Notes accrue interest at 14% per annum which rate the Notes are currently accruing interest at as a result of our default in the payment of certain amounts due under the Notes, as described in greater detail below, and the Company was provided the right to obtain a thirty day extension to cure any event of default by issuing the Note Holders an aggregate of 50,000 shares of the Company’s common stock which the Company has previously taken advantage of (an “Extension”). If any event of default occurs and is not cured within sixty days of the date of occurrence of such event of default (subject to any Extension), the Note Holders may enforce their rights under the Notes, declare the entire amount of the Notes immediately due and payable and seek to enforce their security interests (as described below). Additionally, pursuant to the Notes, the Company is required to provide the Note Holders prompt notice of their knowledge of the occurrence of any event of default.  The right to receive further Extensions was terminated by the parties’ entry into the Forbearance Agreement (described below).

The Company’s repayment of the Notes is secured by a security agreement providing the Note Holders a security interest in substantially all of the Company’s assets, personal property, and URL Holdings’ ownership of Find.com (the “Security Agreements”).  Scientigo previously served as collateral agent for the benefit of the Note Holders under the Security Agreements.  When Scientigo merged into and out of existence with Phoenix Restructuring Inc., Phoenix assumed the responsibilities as collateral agent (the “Collateral Agent”). Until the Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holdings, solely for the purpose of protecting the collateral securing the Notes.  Richard Morrell, the Company’s new Chief Executive Officer and President, serves as President and Chief Executive Officer of URL Holdings.

The Company obtained the $50,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its former Chief Executive Officer, Matthew Krieg, which amount was subsequently partially repaid with the remaining amount forgiven by Mr. Krieg in May 2013.

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

The Company obtained the $15,000 which was due upon closing in the form of a loan, which does not bear interest or have a stated due date, from its former Chief Executive Officer, Matthew Krieg, which amount was subsequently forgiven by Mr. Krieg in May 2013.

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

The Company was not able to meet the terms of the Forbearance Agreement and in March 2012, the Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  The Notes were also renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance occurred in May 2013, as described below) and new Series A Shares would then be issued to Cynthia S. White, which new Series A Shares were issued to Ms. White in May 2013.  We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, however, the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock  The loans are secured by a security interest in all of the Company’s properties and assets.

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

Rescission (Negotiated Buy-back) of StaffMD Acquisition

Effective as of December 31, 2011, we entered into an Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk.  Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note and the Employment Agreement; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as a secondary obligor under the Geronimo Note (which remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to the Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares) still have piggy-back registration rights.  As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork except that we still remain a secondary obligor under the Geronimo Note, which is currently subject to an ongoing lawsuit as described below under “Legal Proceedings”. The Rescission Agreement did not affect a full rescission of the Merger Agreement, but only returned the assets acquired to Mr. Sisk effective as of the date of the Rescission Agreement (and not effective as of the date of the original Merger Agreement).

Recent Events:

Effective May 13, 2013, the Company’s then sole director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a director of and as Chief Executive Officer and President of the Company (provided that Ms. White has since resigned as President and Chief Executive Officer of the Company), and was issued 2,000,000 shares of our restricted common stock in consideration for Ms. White agreeing to serve as a director of and as President of the Company and in consideration for services previously rendered to the Company by Mr. Attkisson who passed away in May 2013.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of our restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013 Ms. Cheney was issued 2,000,000 shares of our restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of our restricted common stock in consideration for services rendered to the Company in connection with the development of the Company’s upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

Effective on July 22, 2013, Ms. White resigned as President and Chief Executive Officer of the Company and the Board of Directors appointed Richard M. Morrell as the Chief Executive Officer, President and as a director of the Company to fill the vacancy created by her resignation.  The Board of Directors also approved the issuance to Mr. Morrell of 1,000,000 shares of the Company’s restricted stock in consideration for agreeing to serve as an officer and director of the Company.

Effective July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”). The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

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

The Company hopes to finalize a comprehensive business plan and plan of operations for Find.com during the third quarter of 2013.

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

In connection with our business plan, management will try and delay additional increases in operating expenses. We have undertaken certain actions and continue to implement changes designed to improve our financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, as well as identifying and engaging a seasoned staff of public company officers with experience and abilities to meet the strategic objectives of the Company.

Our financial statements contain information expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we satisfy our liabilities and commitments in the ordinary course of business.

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

We had no revenues for the three months ended June 30, 2013 or for the three months ended June 30, 2012.

We had no cost of sales for the three months ended June 30, 2013 or for the three months ended June 30, 2012.

We had general and administrative expenses of $73,418 for the three months ended June 30, 2013, compared to general and administrative expenses of $1,180 for the three months ended June 30, 2012, an increase of $71,538 from the prior period.  The increase in general and administrative expenses was mainly related to and the costs associated with the Company’s ongoing SEC filings and legal costs associated with the Company’s defense of the Geronimo lawsuit described in greater detail below under “Item 1. Legal Proceedings”.

We had $70,000 in amortization and depreciation expense for the three months ended June 30, 2013 compared with amortization and depreciation expense of $70,000 for the three months ended June 30, 2012.

We had a total operating loss of $143,418 for the three months ended June 30, 2013, compared to a total operating loss of $71,180 for the three months ended June 30, 2012, an increase in total operating loss of $72,238 from the prior period due to the reasons stated above.

We had interest expense of $17,040 for the three months ended June 30, 2013, compared to interest expense of $248,379 for the three months ended June 30, 2012, a decrease in interest expense of $231,339 from the prior period, which decrease was in connection with the forgiven debt effected by the forbearance amendment with the Secured Noteholders, which included interest accrued on the secured loans, described above.

We had forgiveness of debt of $30,484 for the three months ended June 30, 2013, in connection with the forgiveness of certain debt previously owed by us to our former Chief Executive Officer, Matthew Krieg, compared with forgiveness of debt of $815,811 for the three months ended June 30, 2012, which was in connection with the forgiveness of $815,811 of interest owed to the Secured Noteholders pursuant to the terms of the Forbearance Amendment, described in greater detail below under “Liquidity and Capital Resources.”

We had a total net loss of $129,974 for the three months ended June 30, 2013, compared to a total net income of $496,251 for the three months ended June 30, 2012, an increase in net loss of $626,225 from the prior period, which was mainly due to the $815,811 of forgiveness of debt during the prior period and the increase in general and administrative expenses, described above, offset by the decrease in interest expense described above.

FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

We had no revenues for the six months ended June 30, 2013 or for the six months ended June 30, 2012.

We had no cost of sales for the six months ended June 30, 2013 or for the six months ended June 30, 2012.

We had general and administrative expenses of $105,460 for the six months ended June 30, 2013, compared to general and administrative expenses of $24,725 for the six months ended June 30, 2012, an increase of $80,735 from the prior period.The increase in general and administrative expenses was mainly related to the one-time costs associated with the preparation and filing costs associated with our Form 10-Q’s and Form 10-K’s for the periods from March 31, 2011 to March 31, 2013, and the expenses associated with the audit and review, as applicable, of the financial statements included therein, during the six months ended June 30, 2013, as well as legal costs associated with the Company’s defense of the Geronimo lawsuit described in greater detail below under “Item 1. Legal Proceedings”.

We had $140,000 in amortization and depreciation expense for the six months ended June 30, 2013 compared with amortization and depreciation expense of $140,000 for the six months ended June 30, 2012.

We had a total operating loss of $245,460 for the six months ended June 30, 2013, compared to a total operating loss of $164,725 for the six months ended June 30, 2012, an increase in total operating loss of $80,735 from the prior period due to the reasons stated above.

We had interest expense of $33,396 for the six months ended June 30, 2013, compared to interest expense of $622,790 for the six months ended June 30, 2012, a decrease in interest expense of $589,394 from the prior period, which decrease was in connection with the forgiven debt effected by the forbearance amendment with the Secured Noteholders, which included interest accrued on the secured loans, described above.

We had forgiveness of debt of $30,484 for the six months ended June 30, 2013, in connection with the forgiveness of certain debt previously owed by us to our former Chief Executive Officer, Matthew Krieg, compared with forgiveness of debt of $815,811 for the six months ended June 30, 2012, which was in connection with the forgiveness of $815,811 of interest owed to the Secured Noteholders pursuant to the terms of the Forbearance Amendment, described in greater detail below under “Liquidity and Capital Resources”.

We had a total net loss of $248,372 for the six months ended June 30, 2013, compared to a total net income of $28,295 for the six months ended June 30, 2012, an increase in net loss of $276,667 from the prior period, which was mainly due to the $815,811 of forgiveness of debt during the prior period and the increase in general and administrative expenses, described above, offset by the decrease in interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,361,363 as of June 30, 2013, consisting of intangible assets, net of accumulated amortization of $3,360,000 and total current assets of $1,363, consisting of cash of $807 and prepaid expenses of $556.

We had total liabilities as of June 30, 2013 of $3,661,733, consisting of total current liabilities of $3,461,733; which included $21,754 of accounts payable, $109,729 of accrued liabilities, notes payable due within twelve months of $3,315,250 as described below,  and $15,000 of loan payable related party, which amount was owed to Cynthia S. White, the Company’s former Chief Executive Officer and President and current director in connection with certain loans made to the Company by Ms. White, as described below; and non-current liabilities consisting of $200,000 of long-term notes payable as described below, net of unamortized discount.

We had a working capital deficit of $3,460,370 and a total deficit accumulated during the development stage of $6,972,331 as of June 30, 2013.

We incurred a net loss of $129,974 for the three months ended June 30, 2013, and had an accumulated deficit of $6,972,331 as of June 30, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through issuance of convertible debt notes.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $83,540 of net cash used in operating activities for the six months ended June 30, 2013, which was mainly due to a net loss of $248,372 offset by $140,000 of amortization of intangible assets.

We had $10,633 of net cash provided by financing activities for the six months ended June 30, 2013, which included $15,000 of proceeds from related parties (which amount was advanced to us by our former Chief Executive Officer and President and current director, Cynthia S. White), and $25,800 of proceeds from issuance of common stock for services rendered by the restructuring team and for the exchange of the surrendered Series A Preferred Stock by Mr. Krieg, offset by $30,167 of prepayments of third party debt in connection with the forgiveness of debt by Mr. Krieg.

In December 2009, the Company borrowed $5,000 from its then sole officer and director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned accrued zero interest and was due on demand with 90 days’ notice.  Mr. Krieg forgave this debt on May 13, 2013.  The Company borrowed $15,000 from Cynthia S. White, the former Chief Executive Officer and President and current director of the Company, between May and June 2013.  The amount bears zero interest and is due on demand with 90 days’ notice. As of June 30, 2013, a total of $15,000 was owed to Ms. White.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s then sole officer and director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 750,000 shares of restricted common stock in connection with the Modesitt Note.  As of June 30, 2013, a total of $340,009 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of June 30, 2013, a total of $66,053 was owed under the Third Party Note.

Four of the Note Holders provided the Company non-interest bearing convertible bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders 400,000 shares of restricted common stock in consideration for this funding.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital which included funding for the specific purpose of bringing the Company current in its SEC filings so that the Company would be in a better position to raise additional capital as needed to launch the Company’s strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

As of the date of this filing, the Company owes $2,920,250 to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, provided that pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed). The agreement also required that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White, as collateral agent for the notes (currently in default) associated with the Find.com acquisition which transactions occurred in May 2013 as described above.   We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

On July 11, 2013, the Company issued a Convertible Promissory Note to Richard Morrell, in the amount of $25,000 for working capital purposes which included funding for the specific purpose of defining the Company’s strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on July 10, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only two officers and two directors, such lack of experienced personnel and segregation of duties may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective May 13, 2013, the Company’s then sole director, Matthew Krieg (who subsequently resigned as an officer and director of the Company), exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock in order to comply with the terms of the First Addendum to Forbearance Agreement entered into by the Company in March 2012.

On the same date, Matthew Krieg as the Company’s then sole director approved the issuance of (a) 1,000 shares of the Company’s Series A Preferred Stock to Cynthia S. White (who subsequently became our director and President (provided that she has since resigned as our President)); and (b) 2,000,000 shares of our restricted common stock to Ms. White, each in consideration for Ms. White agreeing to serve as a director of and as President of the Company and in consideration for services rendered to the Company.

The Series A Preferred Stock have no dividend rights, no liquidation preference, and no conversion or redemption rights. However, the one thousand (1,000) shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”).

Finally, on May 13, 2013, Matthew Krieg as the Company’s sole director, approved the issuance of 2,000,000 shares of the Company’s restricted common stock to the estate of Ronald L. Attkisson in consideration for services previously rendered to the Company by Mr. Attkisson, who had recently passed away.

On May 15, 2013, the Company’s sole director approved the issuance of (a) 2,000,000 shares of the Company’s restricted common stock to Christine B. Cheney, who became the Chief Financial Officer of the Company on May 13, 2013 in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company; and (b) 1,300,000 shares of the Company’s restricted common stock to Brian Waldo, Ms. White’s husband’s son, who was appointed as the Company’s Chief Information Officer on May 15, 2013, in consideration for services rendered to the Company in connection with the development of the Company’s upgraded and redesigned website for Find.com.

Effective July 22, 2013, the Company’s then sole director, Cynthia S. White, approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Richard M. Morrell in consideration for agreeing to serve as, and for services to be rendered as, the Company’s Chief Executive Officer, President and director.

Effective July 11, 2013, Mr. Morrell loaned the Company $25,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

The Company claims an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) for these issuances, because, among other things, the transactions did not involve a public offering, each investor was an accredited investor and/or had access to information about the Company and their investment as would be provided in a Registration Statement under the Act, each investor took the respective security for investment and not resale and the Company took appropriate measures to restrict the transfer of the securities. None of these securities may be re-offered or resold absent either registration under the Act or the availability of an exemption from the registration requirement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Generation Zero Group, Inc.

Dated: August 14, 2013	By:	/s/ Richard M. Morrell
Richard M. Morrell
President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit A

Exhibit Number	Description of Exhibit

10.1(1)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(2)	Share Exchange Agreement with the Members of URL Holdings

10.3(2)	Asset Purchase Agreement with Scientigo, Inc.

10.4(2)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(2)	Form of Secured Promissory Notes

10.6(2)	$55,000 Promissory Note with Scientigo

10.7(3)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(4)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(5)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(4)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(5)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(4)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(6)	Forbearance and Note Amendment Agreement

10.14(7)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(7)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(7)	Employment Agreement with Jeffrey Sisk

10.17(7)	Security Agreement with Geronimo Property Trust

10.18(7)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(5)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(5)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(5)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(5)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(5)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(5)	First Addendum to Forbearance and Note Amendment Agreement

10.25(8)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

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

(8) Filed as an exhibit to our Form 8-K Current Report, filed with the Commission on July 23, 2013, and incorporated herein by reference.

#  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard M. Morrell, certify that:

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 14, 2013

By: /s/ Richard M. Morrell

Richard M. Morrell

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Cheney, certify that:

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 14, 2013

By: /s/ Christine Cheney

Christine Cheney

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard M. Morrell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Generation Zero Group, Inc. on Form 10-Q for the quarter ended June 30, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Generation Zero Group, Inc.

By:/s/ Richard M. Morrell

Richard M. Morrell

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

August 14, 2013

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Christine Cheney, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Generation Zero Group, Inc. on Form 10-Q for the quarter ended June 30, 2013, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Generation Zero Group, Inc.

By:/s/ Christine Cheney

Christine Cheney

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

August 14, 2013