Form 10-Q/A
period 2013-06-30
Generation Zero Group, Inc.
filed 2013-11-01
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-Q is being filed solely to amend the Registrant’s original Form 10-Q filing for the quarter ended June 30, 2013 (the “Prior Filing”), to include the certifications of the Principal Executive Officer and Principal Financial Officer of the Registrant (Exhibits 31.1 and 32.1, the “Exhibits”) as separate exhibits to the filing.  The Prior Filing was mistakenly filed with those exhibits in the body of the filing instead of being attached separately.  Except to include the Exhibits, this Amended Report is identical to the Prior Filing.

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

Generation Zero Group, Inc.

Dated: November 1, 2013	By:	/s/ Richard M. Morrell
Richard M. Morrell
President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit A

Exhibit Number	Description of Exhibit

10.1(1)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(2)	Share Exchange Agreement with the Members of URL Holdings

10.3(2)	Asset Purchase Agreement with Scientigo, Inc.

10.4(2)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(2)	Form of Secured Promissory Notes

10.6(2)	$55,000 Promissory Note with Scientigo

10.7(3)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(4)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(5)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(4)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(5)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(4)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(6)	Forbearance and Note Amendment Agreement

10.14(7)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(7)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(7)	Employment Agreement with Jeffrey Sisk

10.17(7)	Security Agreement with Geronimo Property Trust

10.18(7)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(5)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(5)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(5)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(5)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(5)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(5)	First Addendum to Forbearance and Note Amendment Agreement

10.25(8)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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