Form 10-Q
period 2013-09-30
Generation Zero Group, Inc.
filed 2013-11-19
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

(470) 809-0707

(REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐ No   ☒

As of November 19, 2013, the issuer had 44,364,785 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 1,460,125 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$ 3,089	$ 73,714
Receivables	$ -	$ -
Prepaid expenses	$ -	$ -
Total current assets	$ 3,089	$ 73,714

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,290,000	$ 3,500,000
Total assets	$ 3,293,089	$ 3,573,714

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 11,690	$ 30,145
Accrued liabilities	$ 122,644	$ 86,649
Current Notes Payable	$ 3,325,250	$ -
Short-term debt - related party	$ 44,068	$ 30,168
Total current liabilities	$ 3,503,652	$ 146,962

Notes payable, net of unamortized discount	$ 225,000	$ 3,515,250
Total liabilities	$ 3,728,652	$ 3,662,212

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 44,365	$ 32,415
authorized; 44,364,785 and 32,414,785 issued and outstanding
Additional paid-in capital	$ 6,632,595	$ 6,603,045
Deficit accumulated during the development stage	$ (7,112,524)	$ (6,723,959)
Total stockholders' equity (deficit)	$ (435,563)	$ (88,498)

Total liabilities and stockholders' equity (deficit)	$ 3,293,089	$ 3,573,714

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(Unaudited)		(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	$ 1,253	$ -	$ 1,253	$ -	$ 428,580
Cost of Sales	$ -	$ -	$ -	$ -	$ 9,617
Gross Profit	$ 1,253	$ -	$ 1,253	$ -	$ 418,963

Operating Expenses:
General, selling and administrative	$ 53,219	$ 20,076	$ 158,679	$ 44,802	$ 1,067,517
Impairment of oil & gas properties					$ 32,520
Impairment of intangible asset					$ 1,100,000
Depreciation and amortization	$ 70,000	$ 70,000	$ 210,000	$ 210,000	$ 914,424
Total operating expenses	$ 123,219	$ 90,076	$ 368,679	$ 254,802	$ 3,114,461

Operating loss	$ (121,966)	$ (90,076)	$ (367,426)	$ (254,802)	$ (2,695,498)

Other revenue and expenses:
Loss from discontinued operations					$ (1,788,987)
Loss on abandonment of assets					$ (3,028)
Forgiveness of debt	$ -	$ -	$ 30,484	$ 815,811	$ 852,527
Interest expense	$ (18,227)	$ (249,530)	$ (51,623)	$ (872,320)	$ (3,477,537)

Net income (loss)	$ (140,193)	$ (339,606)	$ (388,565)	$ (311,311)	$ (7,112,524)

Basic and diluted net loss per common share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding	43,884,016	35,414,785	38,102,285	35,414,785

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (388,565)	$ (311,311)	$ (7,112,524)
Adjustments to reconcile net loss to cash used:
Depreciation	$ -	$ -	$ 4,108
Amortization of debt discount	$ -	$ 712,751	$ 2,712,733
Amortization of intangible assets	$ 210,000	$ 210,000	$ 910,000
Debt used for interest	$ -	$ -	$ 264
Impairment of oil and gas properties	$ -	$ -	$ 32,520
Impairment of intangible assets	$ -	$ -	$ 1,100,000
Stock issued for services	$ 11,950	$ -	$ 43,250
Warrant expense	$ -	$ -	$ 19,119
Donated services	$ -	$ -	$ 65,000
Changes in assets and liabilities:
Accounts payable	$ (18,456)	$ 3,574	$ 11,340
Accrued liabilities	$ 35,995	$ (700,842)	$ 143,433
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (149,076)	$ (85,828)	$ (2,070,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	$ -	$ -	$ (64,220)
Proceeds from sale of properties	$ -	$ -	$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ -	$ -	$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party debt	$ 44,068	$ -	$ 450,278
Repayments of third party debt	$ (30,167)	$ -	$ (294,041)
Proceeds from convertible debt	$ 35,000	$ 240,000	$ 75,000
Proceeds from issuance of preferred stock	$ -	$ -	$ 157,500
Proceeds from issuance of common stock	$ 29,550	$ -	$ 1,726,800
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 78,451	$ 240,000	$ 2,115,537

NET CHANGE IN CASH	$ (70,625)	$ 156,684	$ 3,089
Cash, beginning of period	$ 73,714	$ 44	$ -
Cash, end of period	$ 3,089	$ 156,728	$ 3,089

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of ($140,193) for the quarter ended September 30, 2013, and had an accumulated deficit of ($7,112,524) as of September 30, 2013. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

Effective on July 22, 2013, Cynthia S. White resigned as President and Chief Executive Officer of the Company and the Board of Directors appointed Richard M. Morrell as the Chief Executive Officer, President and as a director of the Company to fill the vacancy created by her resignation.  The Board of Directors approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Mr. Morrell in consideration for agreeing to serve as an officer and director of the Company.

NOTE 5 – CONTESTED LEGAL CLAIMS

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork, LLC (our former wholly-owned subsidiary, “MedicalWork”) and StaffMD, Inc. (“StaffMD”, an entity owned by Jeffrey Sisk) in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 secured note entered into by MedicalWork and the Company (the “Geronimo Note”) in connection with the Company’s February 2011 acquisition of StaffMD from Mr. Sisk to merge into MedicalWork (which entity was later bought back by Mr. Sisk); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also seeks to enjoin us from selling find.com.  The suit claims that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013.  Geronimo also alleges that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo. The asserted counterclaims against Geronimo have been dropped voluntarily by the Company. The Geronimo Note has a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note. At this very early stage of the litigation the outcome cannot be predicted with any degree of reasonable certainty, however the Company intends to vigorously defend itself against Geronimo’s claims. Most recently, Geronimo has dropped their claim of fraud and their efforts to seek to enjoin the Company from selling or licensing the find.com URL.

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed from shareholders and directors periodically in the past. The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. Cynthia S. White, our former Chief Executive Officer and current director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below.

Richard M. Morrell, our Chief Executive Officer and director, has loaned the Company $63,068 as of September 30, 2013, $25,000 of which was evidenced by a Convertible Promissory Note issued July11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

At September 30, 2013 and December 31, 2012, there was an outstanding balance of $44,068 and $30,168, respectively, due to the shareholders and directors as short-term related party debt.

NOTE 7 – THIRD PARTY TRANSACTIONS

The Company owed Scientigo, Inc. $155,000 as part of the Find.com URL transaction referenced in Note 3 above.   A balance of $55,000 is in default.  Forbearance has been granted until January 1, 2014.

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

The Forbearance Agreement required that Matthew Krieg, the Company’s then sole officer and director (provided that Mr. Krieg resigned as an officer and director of the Company in May 2013) and prior holder of the Company’s Series A Preferred Stock (which provided Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he held in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things, which terms have since been amended by the March 2012 Forbearance Agreement, which transaction was completed in May 2013, as discussed in greater detail in Note 4 below.

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In March 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of current management, which transfer of control and replacement of management has occurred to date as described in greater detail in Note 4.  A Forbearance extension has been granted until January 1, 2014.

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

In March 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of our directors and a Secured Note Holder converted $10,000 short-term debt disclosed in Note 6 to a $10,000 bridge loan.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan..

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

As disclosed in Note 6, on July 11, 2013 Richard M. Morrell loaned the Company $25,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

NOTE 8 – COMMON STOCK

As disclosed in Note 3, Generation Zero issued an aggregate of 24,988,567 shares of common stock to acquire the URL www.find.com and related technology.

As disclosed in Note 4, Generation Zero issued an aggregate of 11,300,000 shares of restricted common stock in conjunction with the restructure of the management team and for past services rendered to the Company.

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

As disclosed in Note 7, Generation Zero issued the participating Note Holders 500,000 shares of restricted common stock..

The Company was notified of the prior management’s commitment to issue 150,000 shares of restricted common stock in conjunction with the extension of a Third Party Note during November 2011.  After receiving supporting documentation, the Company has issued 150,000 shares of restricted common stock to honor prior management commitments.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of September 30, 2013, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of September 30, 2013, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS

On September 30, 2013, the Company agreed to provide an inter-company loan of up to $250,000 to the Company’s newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com Nevada”).  As of the date of this filing a total of $20,250 has been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com Nevada to use the Find.com URL.  Pursuant to the terms of the license, Find.com Nevada is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Secured Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com Nevada for operations and business development.

In October 2013, Find.com Nevada entered into an agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling pay-per-click advertising through the find.com website. The agreement has an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement the third party receives 90% of the revenues and Find.com Nevada receives 10% of the revenues generated by the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to September 30, 2013.

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

Phoenix (formerly Scientigo) also has the right pursuant to the Asset Purchase Agreement to name two members to the Company’s advisory board in order to oversee activities that may affect the collateral pledged to the Note Holders (as described above).

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

The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Note Holders, of which a total of $40,000 was subsequently borrowed as discussed below), and that Mr. Krieg would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance occurred in May 2013, as described below) and new Series A Shares would then be issued to Cynthia S. White, which new Series A Shares were issued to Ms. White in May 2013.  We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met. As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

In March 2012, four of the Secured Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, however, the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock. The loans are secured by a first security interest in all of the Company’s properties and assets.  In September 2013, Cynthia S. White, one of our directors and a Secured Note Holder, converted a portion of the short-term debt loaned to the Company into a $10,000 bridge loan with identical terms as those described above.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan..

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

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork and the Company into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”). The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note.

The Geronimo Note bears interest at the rate of 12% per annum, and has a default interest rate of 18% per annum.  Monthly interest-only payments are due on the Geronimo Note, which was originally due February 1, 2012, but has since been automatically extended until February 1, 2013 by timely notification and payment of an extension fee pursuant to the terms of the note (provided that Geronimo currently disputes such extension and has filed a lawsuit against the Company for payment of the note, among other things, as described in greater detail under “Legal Proceedings”, below). The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note and the associated security interest were assumed by Jeffrey Sisk on December 31, 2011, at which time the Note was current and had been automatically extended.  The Company is a secondary obligor on the Geronimo Note and remained as a secondary obligor following the parties’ entry into the Rescission Agreement/negotiated buy-back, described below.

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

Change in Control:

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

On May 15, 2013 Ms. Cheney was issued 2,000,000 shares of our restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of our restricted common stock in consideration for services rendered to the Company in connection with the development of the upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

Recent Events:

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

On September 30, 2013, the Company agreed to provide an inter-company loan of up to $250,000 to the Company’s newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com Nevada”).  As of the date of this filing a total of $20,250 has been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, URL Holdings, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com Nevada to use the Find.com URL.  Pursuant to the terms of the license, Find.com Nevada is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com Nevada for operations and business development.

In October 2013, Find.com Nevada entered into an agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling various products through the Company’s find.com website. The agreement has an initial term of three months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement the third party receives 90% of the revenues and we receive 10% of the revenues generated by the agreement

Description of Business Activities

We operate websites at www.generationzerogroup.com; and www.find.com.  The information on, or that may be accessed through, our websites are not incorporated by reference into this filing and should not be considered a part of this filing.

Our current primary business focus is to monetize the find.com URL.

Description of Find.com:

Find.com, which we acquired ownership of pursuant to our purchase of 100% of the outstanding membership interests of URL Holdings, pursuant to the transactions above, is a domain name and website. The website had been powered by certain technology assets that the Company acquired on or about April 28, 2010, as described in greater detail above.  To date Find.com has generated nominal revenue, but the Company believes that the domain name can be grown into a significant Internet based business.

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

The Find.com strategy is in the development stage.   Find.com is a URL that the Company believes has tremendous attributes as a domain name for purposes of branding and marketing for ecommerce. The Company expects to develop certain verticals within Find.com and other websites and create revenue sharing opportunities, of which there can be no assurance. The Find.com website has been upgraded and redesigned by the Company. The www.find.com beta site was redeployed on May 1, 2013 with further functionality and offerings to be released on a regular basis with future development efforts.

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

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

We had revenues generated by the Find.com subsidiary of $1,253 for the three months ended September 30, 2013 compared to no revenues for the three months ended September 30, 2012.

We had no cost of sales for the three months ended September 30, 2013 or for the three months ended September 30, 2012.

We had general and administrative expenses of $53,219 for the three months ended September 30, 2013, compared to general and administrative expenses of $20,076 for the three months ended September 30, 2012, an increase of $33,143 from the prior period.  The increase in general and administrative expenses was mainly related to the Company’s ongoing SEC filings and legal costs associated with the Company’s defense of the Geronimo lawsuit described in greater detail below under “Item 1. Legal Proceedings”.

We had $70,000 in amortization and depreciation expense for the three months ended September 30, 2013 compared with amortization and depreciation expense of $70,000 for the three months ended September 30, 2012.  Amortization and depreciation expenses relate to the Find.com assets acquired in fiscal 2010.

We had a total operating loss of $121,966 for the three months ended September 30, 2013, compared to a total operating loss of $90,076 for the three months ended September 30, 2012, an increase in total operating loss of $31,890 from the prior period due to the reasons stated above.

We had interest expense of $18,227 for the three months ended September 30, 2013, compared to interest expense of $249,530 for the three months ended September 30, 2012, a decrease in interest expense of $231,303 from the prior period, which decrease was in connection with the March 2012 First Addendum to the Forbearance Agreement (discussed above), pursuant to which, among other things, the Note Holders renegotiated the Notes to have a face value of $2,920,250, forgave interest accrued on the Notes and agreed that no interest would accrue on the Notes during the Extended Forbearance Period (i.e., subject to certain exceptions, through January 2, 2014).  Interest expense for the three months ended September 30, 2012, mainly constituted interest accrued on the Notes.  Due to the First Addendum, the Notes did not accrue any interest for the three months ended September 30, 2013.

We had a total net loss of $140,193 for the three months ended September 30, 2013, compared to a total net loss of $339,606 for the three months ended September 30, 2012, a decrease in net loss of $199,413 from the prior period, which was mainly due to the decrease in interest expense of $231,303 from the prior period and the increase in general and administrative expenses, described above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

We had revenues of $1,253 for the nine months ended September 30, 2013 compared to no revenues for the nine months ended September 30, 2012.

We had no cost of sales for the nine months ended September 30, 2013 or for the nine months ended September 30, 2012.

We had general and administrative expenses of $158,679 for the nine months ended September 30, 2013, compared to general and administrative expenses of $44,802 for the nine months ended September 30, 2012, an increase of $113,877 from the prior period.  The increase in general and administrative expenses was mainly related to the one-time costs associated with the preparation and filing costs associated with our previously deficient Form 10-Q’s and Form 10-K’s for the periods from March 31, 2011 to June 30, 2013, and the expenses associated with the audit and review, as applicable, of the financial statements included therein, which reports were completed and filed during the nine months ended September 30, 2013, bringing us current in our Securities and Exchange Commission reporting requirements, as well as legal costs associated with the Company’s defense of the Geronimo lawsuit described in greater detail below under “Part II. Other Information” - “Item 1. Legal Proceedings”.

We had $210,000 in amortization and depreciation expense for the nine months ended September 30, 2013 compared with amortization and depreciation expense of $210,000 for the nine months ended September 30, 2012.  Amortization and depreciation expenses relate to the Find.com assets acquired in fiscal 2010.

We had a total operating loss of $367,426 for the nine months ended September 30, 2013, compared to a total operating loss of $254,802 for the nine months ended September 30, 2012, an increase in total operating loss of $112,624 from the prior period due to the reasons stated above.

We had interest expense of $51,623 for the nine months ended September 30, 2013, compared to interest expense of $872,320 for the nine months ended September 30, 2012, a decrease in interest expense of $820,697 from the prior period, which decrease was in connection with the March 2012 First Addendum to the Forbearance Agreement (discussed above), pursuant to which, among other things, the Note Holders renegotiated the Notes to have a face value of $2,920,250, forgave interest accrued on the Notes and agreed that no interest would accrue on the Notes during the Extended Forbearance Period (i.e., subject to certain exceptions, through January 2, 2014).  Interest expense for the nine months ended September 30, 2012, mainly constituted interest accrued on the Notes.  Due to the First Addendum, the Notes did not accrue any interest for the nine months ended September 30, 2013.

We had forgiveness of debt of $30,484 for the nine months ended September 30, 2013, in connection with the forgiveness of certain debt previously owed by us to our former Chief Executive Officer, Matthew Krieg, compared with forgiveness of debt of $815,811 for the nine months ended September 30, 2012, which was in connection with the forgiveness of $815,811 of interest owed to the Secured Note Holders pursuant to the terms of the Forbearance Amendment and First Addendum thereto, described in greater detail above.

We had a total net loss of $388,565 for the nine months ended September 30, 2013, compared to a total net loss of $311,311 for the nine months ended September 30, 2012, an increase in net loss of $77,254 from the prior period, which was mainly due to the $815,811 of forgiveness of debt during the prior period and the increase in general and administrative expenses, described above, offset by the decrease in interest expense described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,293,089 as of September 30, 2013, consisting of intangible assets, net of accumulated amortization of $3,290,000 and total current assets of $3,089, consisting of cash of $3,089.

We had total liabilities as of September 30, 2013 of $3,728,652, consisting of total current liabilities of $3,503,652; which included $11,690 of accounts payable, $122,644 of accrued liabilities, notes payable due within twelve months of $3,325,250 as described below, and $44,068 of loan payable to related parties, which amount was owed to the Company’s Chief Executive Officer and President and current directors in connection with certain loans made to the Company by Ms. White and Mr. Morrell, as described below; and non-current liabilities consisting of $225,000 of long-term notes payable as described below, net of unamortized discount.

We had a working capital deficit of $3,500,563 primarily due to the expiration date of the forbearance agreement and a total deficit accumulated during the development stage of $7,112,524 as of September 30, 2013.

We incurred a net loss of $140,193 for the three months ended September 30, 2013, and had an accumulated deficit of $7,112,524 as of September 30, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through issuance of convertible debt notes.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $149,076 of net cash used in operating activities for the nine months ended September 30, 2013, which was mainly due to a net loss of $388,565 offset by $210,000 of amortization of intangible assets.

We had $78,451 of net cash provided by financing activities for the nine months ended September 30, 2013, which included $44,068 of proceeds from related parties (which amount was advanced to us by our Chief Executive Officer and President and director, Richard Morrell and our director Cynthia S. White); $35,000 proceeds from convertible debt; and $29,550 of proceeds from issuance of common stock for services rendered, notes issued and for the exchange of the surrendered Series A Preferred Stock by Mr. Krieg; offset by $30,167 of repayments of third party debt in connection with the forgiveness of debt by Mr. Krieg.

In December 2009, the Company borrowed $5,000 from its then sole officer and director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned accrued zero interest and was due on demand with 90 days’ notice.  Mr. Krieg forgave this debt on May 13, 2013.  The Company borrowed $5,000 from Cynthia S. White, a director of the Company, between May and June 2013 and $38,068 from Richard M. Morrell the Chief Executive Officer and a director of the Company.  The amount bears zero interest and is due on demand with 90 days’ notice. As of September 30, 2013, a total of $44,068 was owed to officers and directors.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s then sole officer and director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 900,000 shares of restricted common stock in connection with the Modesitt Note, which includes 150,000 shares issued during the current period  in connection with the November 2011 extension of the note.  As of September 30, 2013, a total of $350,311 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of September 30, 2013, a total of $68,054 was owed under the Third Party Note.

In March 2012, four of the Secured Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, however, the Company is currently in the process of obtaining waivers from the Note holders in order to allow the Company to raise additional funding for working capital purposes.  In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 400,000 shares of restricted common stock. The loans are secured by a first security interest in all of the Company’s properties and assets.  In September 2013, Cynthia S. White, one of our directors and a Secured Note Holder, converted a portion of the short-term debt loaned to the Company into a $10,000 bridge loan with identical terms as those described above.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan..

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

As of the date of this filing, the Company owes $2,920,250 to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, provided that pursuant to the terms of a Forbearance Agreement and a First Addendum thereto, described in greater detail above, the Note Holders have agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and that the Company could borrow up to $1 million in the form of a bridge loan (in addition to up to $50,000 which could be borrowed from the Secured Note Holders and which full amount has been borrowed to date). The agreement also required that Mr. Krieg transfer ownership of the Series A Shares (or cancel such shares and have them reissued) to Cynthia S. White, as collateral agent for the notes (currently in default) associated with the Find.com acquisition which transactions occurred in May 2013 as described above.   We also agreed to pay the Note Holders up to 25% of our cash flow (in the discretion of the Board of Directors), in any fiscal year that revenues associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forebear from taking any action under the Notes and to extend the forbearance period so long as such requirements are met.

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

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay the Geronimo Note; unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also seeks to enjoin us from selling find.com.  The suit claims that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 is due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  Geronimo also alleges that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo. The Company has withdrawn the counterclaims against Geronimo. The Geronimo Note has a security interest only in the MedicalWork assets.  At this very early stage of the litigation, the outcome cannot be predicted with any degree of reasonable certainty, however the Company intends to vigorously defend itself against Geronimo’s claims. Most recently, Geronimo has dropped their claim of fraud and has been denied efforts to seek to enjoin the Company from selling or licensing the find.com URL.

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

Effective July 11, 2013, Mr. Morrell, the Chief Executive Officer, President and director of the Company, loaned the Company $25,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of July 10, 2015.

The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note in the amount of $250,000 (which included $100,000 of additional debt assigned to Mr. Modesitt), discussed in greater detail above.  The Company originally issued Mr. Modesitt 750,000 shares of the Company’s restricted common stock in consideration for Mr. Modesitt agreeing to enter into the promissory note and agreed to issue Mr. Modesitt an additional 150,000 shares in connection with the extension of the note in November 2011, which shares were issued during the three months ended September 30, 2013.

In September 2013, Cynthia S. White, one of our directors and a Secured Note Holder, converted $10,000 of short-term loans to a $10,000 bridge loan with identical terms as those described above for the other bridge notes.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan, which shares were en issued during the three months ended September 30, 2013.

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

Generation Zero Group, Inc.

Dated: November 19, 2013	By:	/s/ Richard M. Morrell
Richard M. Morrell
President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1(1)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(2)	Share Exchange Agreement with the Members of URL Holdings

10.3(2)	Asset Purchase Agreement with Scientigo, Inc.

10.4(2)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(2)	Form of Secured Promissory Notes

10.6(2)	$55,000 Promissory Note with Scientigo

10.7(3)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(4)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(5)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(4)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(5)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(4)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(6)	Forbearance and Note Amendment Agreement

10.14(7)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(7)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(7)	Employment Agreement with Jeffrey Sisk

10.17(7)	Security Agreement with Geronimo Property Trust

10.18(7)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(5)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(5)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(5)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(5)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(5)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(5)	First Addendum to Forbearance and Note Amendment Agreement

10.25(8)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)
10.26*	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)
10.27*	Extension of $250,000 Modesitt Note (November 2011)
31.1*	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**#	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

** Furnished herewith

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