Form 10-K
period 2013-12-31
Generation Zero Group, Inc.
filed 2014-04-15
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]    No  [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The issuer's revenues for the most recent fiscal year ended December 31, 2013 were $2,281.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2013, was approximately $1,249,685.

As of April 15, 2014, the issuer had 46,264,785 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 1,460,125 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-K

Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	56

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  References in this Form 10-K, unless another date is stated, are to December 31, 2013.

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

Unless otherwise indicated, information contained in this Report concerning our industry, including our market opportunity, is based on information from independent industry analysts, third-party sources and management (i.e., our officers and sole Director) estimates. Management estimates are derived from publicly-available information released by independent industry analysts and third party sources, as well as data from our internal research, and are based on assumptions made by us using data and our knowledge of such industry and market, which we believe to be reasonable. In addition, while we believe the market opportunity information included in this Report is generally reliable and is based on reasonable assumptions, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Risk Factors.”

PART I

ITEM 1.  BUSINESS

Corporate History

Generation Zero Group, Inc. (“we”, “Generation Zero”, the “Company” and “us”) was formed as a Nevada corporation on May 16, 2006 under the name Velocity Oil & Gas, Inc.  The Company originally operated as a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

In November 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”), which include Super Majority Voting Rights (i.e., the right to vote 51% of the Company’s outstanding voting shares on any shareholder votes) for aggregate consideration of $175,000.  On or around January 21, 2010, Matthew Krieg, the then sole Director of the Company, and beneficial owner of Travel Engine holding Super Majority Voting Rights, approved via a consent to action without meeting, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

The Certificate, the Stock Split, the Name Change, the Authorized Share Transactions and the Elections were effective with the Secretary of State of Nevada on February 12, 2010, and were effective with the Financial Industry Regulatory Authority (“FINRA”) on March 8, 2010.

The Company then changed business focus to Internet, technology and entertainment related businesses, and closed on acquisitions of certain technologies and existing internet businesses as described below.

Find.com Technology Acquisition

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that powered the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name.  The purchase also included all service contracts related to the operations of the technology that at the time of acquisition related to the operation of www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition or the Find.com Universal Resource Locator or web address “URL”. The Company issued 10,000,000 shares of restricted common stock as purchase consideration. In September 2010, the acquired assets were valued at $1,300,000 based upon a fair market valuation report prepared by a third party valuation specialist.

The Company began pursuing an alternative strategy for the Find.com URL and opportunities for the Company in the last quarter of 2010.  Generation Zero as of December 31, 2010 was uncertain as to whether it would be able to utilize the full functionality of the acquired technology assets on future initiatives unrelated to Find.com, and accordingly recorded an impairment charge of ($1,100,000) based on the fact that the timing of any future initiatives was unknown and uncertain. The technology assets, after the impairment charge, were valued at $200,000.

In January 2011, Find.com Acquisition distributed the 10,000,000 shares of Generation Zero’s restricted common stock which it held to its shareholders.

Current management of Generation Zero is in the process of locating the acquired assets to further identify the components, licensed software rights and functionality of the technology assets.  As part of ongoing discovery efforts, current management has discovered that Google had placed indexing restrictions against the Find.com URL, although we are still indexing on other major search engines such as Yahoo and Bing. We are actively working on resolving the Google indexing restraint. Until discovery and evaluation can be completed, the Company has determined that a further impairment charge is appropriate and has thus valued the acquired technology assets at $1.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com.  The purchase consideration included cash payments at closing, the issuance of 14,988,567 shares of restricted common stock and the issuance of secured notes totaling $3,070,000 (the “URL Secured Notes”) bearing interest at the rate of 12% per annum, and having a maturity date of December 31, 2011. The Company’s repayment of the URL Secured Notes is secured by security agreements providing the URL Secured Note Holders a security interest in substantially all of the Company’s assets, personal property and URL Holding’s ownership of Find.com.  The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

Phoenix Restructuring, Inc. has been appointed as the collateral agent for the benefit of the URL Secured Note Holders under the Security Agreements. Until the URL Secured Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holding, solely for the purpose of protecting the collateral securing the Notes. The Collateral Agent, under the direction of the Note Holders, also has the responsibility to negotiate terms of extension or forbearance and represent the interests of the URL Secured Note Holders in discussions with the Company.

The Company did not make the required payments under the URL Secured  Notes to the holders thereof when due. The Collateral Agent for the URL Secured Notes declared the Notes in default in November 2010. The Company negotiated a Forbearance Agreement with the URL Secured Note Holders to effect forbearance for four months through March 15, 2011, provided that the Company was not able to repay the Notes on or before March 15, 2011. Subsequently in April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreements and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any default under the forbearance agreement occurred.  We are currently in negotiations with the Note Holders to extend the forbearance period, provided that we can provide no assurances that an extension will be granted on favorable terms, if at all. As the period of forbearance has expired, the Note Holders may, at any time, declare the

Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

By the end of 2010, the Company had been unsuccessful in raising funds for working capital or in generating significant revenues with Find.com®, and began pursuing alternative strategies for the Find.com URL, including potential licensing, joint ventures, and other opportunities for the Company.

StaffMD, Inc. Acquisition

On February 4, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with StaffMD, Inc., a Georgia corporation (“StaffMD”), and the sole owner of StaffMD, Jeffrey Sisk, an individual.  Pursuant to the Merger Agreement, StaffMD was merged with and into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s then wholly-owned subsidiary (“MedicalWork” and the “Merger”), pursuant to which MedicalWork was the surviving entity in the Merger.  As a result of the closing of the Merger, the Company acquired StaffMD’s business known as PhysicianWork.com, which was a leading online job board for physicians, a portfolio of URLs including PhysicianJobs.com and Blindcv.com, databases and technology assets.

Consideration paid in connection with the Merger included the issuance of 6,000,000 shares of the Company’s restricted common stock to Mr. Sisk, issuance of 250,000 shares of the Company’s restricted common stock to Geronimo Property Trust, the provision of $250,000 of working capital to MedicalWork, provided by a secured promissory note issued to Geronimo Property Trust, and a secured, subordinated promissory note issued to Mr. Sisk (“Seller Note”) in the amount of $3,950,000. The Merger Agreement also provided that Mr. Sisk would serve as the Manager and President and Chief Executive Officer of MedicalWork.

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork and the Company into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”). The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note. The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note on December 31, 2011 was current and had been automatically extended.  The Company remained an obligor on the Geronimo Note following the parties’ entry into the Rescission Agreement/negotiated buy-back, described below.   Geronimo filed a lawsuit, naming the Company as one of the Defendants, and subsequently obtained a judgment against only the Company (see “Legal Proceedings” below). The Company has appealed the judgment and is active in further investigation and discovery of events from 2010 and 2011 surrounding the MedicalWork/StaffMD transactions in preparation of defending the Company against the Geronimo claims, to determine whether other legal actions should be considered, and to identify any related activities that should be disclosed. There is a significant likelihood that one or more additional parties could become part of the litigation before final resolution.  At this stage of the appeal process and our investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims, as well as preserve its indemnity rights against Mr. Sisk to offset any damages.  In the event we are required to pay the amounts alleged owed under the judgment which Geronimo obtained, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the URL Secured Note Holders to prevent a foreclosure of our assets in connection with the repayment of the Notes, which are currently in default.  The Company is entitled to seek control of the assets secured by the security interest with Mr. Sisk (described below) in order to mitigate any damages.

Rescission (Negotiated Buy-back) of StaffMD Acquisition

The Company was obligated to pay over $2,000,000 in principal and accrued interest on the Seller Note with the cash flow from operations of MedicalWork by the end of 2011. The Company was unable to raise funds for working capital for the MedicalWork operations, or to satisfy the Seller Note obligation. The acquired MedicalWork assets and cash flow from operations deteriorated at a rapid rate from the date of the merger.  The Seller Note was secured by a secondary lien on all of the assets of MedicalWork.  The Company had also pledged its ownership rights over MedicalWork to Mr. Sisk as additional collateral for the repayment of the Seller Note. By the end of 2011, it was obvious that the default on the Seller Note was eminent and Mr. Sisk was pursuing his collateral rights with the Company.  Effective as of December 31, 2011, we entered into a negotiated Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk. Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note (which then had a balance of $3,367,571) and an Employment Agreement which we had entered into with Mr. Sisk; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as an obligor under the Geronimo Note (which note remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to a Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares subject to the Indemnification Obligations) still have piggy-back registration rights. As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork except that we still remain an obligor under the Geronimo Note (subject to the indemnification from Mr. Sisk), which is currently subject to an ongoing lawsuit as described below under “Legal Proceedings”. The negotiated Rescission Agreement did not effect a full rescission of the Merger Agreement, but only returned the assets and business operations acquired to Mr. Sisk effective as of the date of the Rescission Agreement (and not effective as of the date of the original Merger Agreement).  The results of the negotiations removed significant debt from the Company’s balance sheet and resulted in the cancellation of 3,000,000 shares of common stock.

Find.com, Inc. (“Find.com®”)

Generation Zero was not able to meet the terms of a November 2010 Forbearance Agreement with the secured note holders, which required that the Notes be repaid by March 15, 2011. At the beginning of 2012, the Company had no revenue-generating opportunities or other means to make payments on the notes or pay its default obligations, to monetize the Find.com URL, and to address multiple years of delinquent SEC filings, audits and annual state filings.  The stock value for the Company had declined significantly over the prior twelve months, reaching a low price of approximately $.01 per share.

In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the URL Secured Notes, Security Agreements, and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any other default under the Notes or Forbearance Agreement occurred (the “Forbearance Period”).  The Notes were renegotiated to represent a face value of $2,920,250. Accrued interest was forgiven and no interest accrues on the Notes during the Forbearance Period.  The April 2012 forbearance extension also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, on execution of default options, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. We also agreed to pay the Note Holders up to 25% of our cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met.  As a forbearance fee, we agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

As provided under the negotiated terms of the extended forbearance, a consulting team was engaged to work with Mr. Krieg to facilitate bringing all audits and SEC filings current, to define and develop the infrastructure for a viable platform to monetize the Find.com URL, and to find investment monies to support these initiatives.  As of May 6, 2013 we had completed audits for the years ending December 31, 2012, 2011 and 2010, and had brought our SEC filings current through March 31, 2013 (provided that we have also continued to make timely filings with the SEC).  At that time, the secured Note Holders executed their option to transfer control of the Company from Mr. Krieg and to replace management (See “Change in Control” below). Our new management team is in current negotiations with the Note Holders to further extend the forbearance period of the Notes, provided that we can provide no assurances that an extension will be granted on favorable terms, if at all.  As the period of forbearance has expired, the URL Secured Note Holders may, at any time, declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

The Company is concentrating on building the Find.com URL as an e-commerce marketplace platform.  On February 28, 2013, Find.com, Inc. (“Find.com®”) was formed as a Nevada corporation, wholly-owned by Find.com URL Holding, LLC (“URL Holding”), a Georgia limited liability company and the owner of the Find.com URL. Find.com® is the operational business unit of URL Holding.  Find.com® monetizes the Find.com URL through partnerships, affiliate networks, and advertising sales.

Effective on August 1, 2013, the Company’s wholly-owned subsidiary, URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com® to use the Find.com URL.  Pursuant to the terms of the license, Find.com® is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com® for operations and business development.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to Find.com® for working capital.  As of the date of this filing a total of $25,827 has been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

In October 2013, Find.com® entered into a publisher’s agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling advertising through the Company’s find.com website. The agreement has an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement we receive 10% of the revenues generated by the agreement.

Change in Control:

Effective May 13, 2013, the Company’s then sole Director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a Director, Chief Executive Officer and President of the Company, and was issued 2,000,000 shares of our restricted common stock in consideration for serving in these capacities and for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of our restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013 Ms. Cheney was issued 2,000,000 shares of our restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of our restricted common stock in consideration for services rendered to the Company in connection with the development of the upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

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

On November 27, 2013, Cynthia S. White resigned as Director of the Company and sold the 1,000 shares of Series A Preferred Stock that she owned to Richard M. Morrell, the Company’s Chief Executive Officer, for $10.  As a result of the purchase of the Series A Preferred Stock, which Series A Preferred Stock has the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”), a change of control of the Company was deemed to have occurred.

Description of Business Activities

We operate websites at www.generationzerogroup.com and www.find.com.  Access to SEC filings, press releases and information about the Company and our management team is available at www.generationzerogroup.com.The information on, or that may be accessed through, our websites are not incorporated by reference into this filing and should not be considered a part of this filing.

Our current primary business focus is to monetize the Find.com URL.

We launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Our strategy is as follows:

1.

Build Traffic.  Leverage the strength of the Find.com URL name and the quality of our leadership team to develop partnerships to help grow traffic.  In October 2013, Find.com® entered into an agreement with an online advertising partner that specializes in pay-per-click arbitrage, and around the same time engaged a marketing partner to generate unique content and a social-networking presence.  These partnerships have resulted in significant growth in traffic and overall interest in our website.

2.

Monetize the Traffic.  Offer targeted products and services to monetize our traffic.  We have thus far concentrated on advertising and affiliate-based retail as our initial revenue streams.  We intend to continue to leverage the strength of the Find.com® name, customer base, and management team to expand into additional online industries by adding partnerships that can strengthen the quantity and quality of our traffic, and further our monetization strategy.  We are currently in various stages of discussions with multiple partners that meet these criteria.

3.

Build Brand.  Apart from the unique content contained in our site and our social networking efforts, we have not yet implemented a robust marketing plan which we believe is needed to maximize our revenue opportunities.  However, we have identified multiple potential partners with extensive experience and successful track records in this arena.  Rather than develop a marketing strategy for Find.com® from scratch, we believe we can attain a higher level of success, and more quickly, by engaging one or more of these specialized partners.

Key indicators to date of the early success of this strategy include:

•

Over 7 million visitors to Find.com® in the first quarter of 2014;

•

48 unique articles created exclusively for Find.com®;

•

Over 3,000 likes on Facebook;

•

Over 2,500 pins and 500 followers on Pinterest;

•

Nearly 500 people in our Google Plus circles; and

•

April 2014 is expected to mark the first month in which Find.com®’s revenues will exceed its expenses, as the amount of revenue which it has already earned for April exceeds its monthly expense rate (assuming no unexpected expenses)

Due to volatility of our early revenue streams, we are recognizing revenue on a cash-accounting basis, resulting in a 1-2 month lag between when revenue is earned and when revenue is recognized.  The following chart illustrates our traffic growth and corresponding revenue growth, by month.

	Visitors	Revenue
May-13	14,361	$ -
Jun-13	13,977	$ -
Jul-13	14,127	$ -
Aug-13	13,871	$ 439
Sep-13	12,056	$ 813
Oct-13	12,451	$ 549
Nov-13	13,907	$ 414
Dec-13	23,520	$ 453
Jan-14	534,822	$ 1,048
Feb-14	2,969,677	$ 1,940
Mar-14	3,731,041	$ 5,075
Apr-14*		$ 12,848
May-14*		$ 20,560
* Apr-14 revenue shown has already been
earned. Over 75% of May-14 revenue shown
has already been earned.

Promissory Notes

The URL Holding Members Notes (described in detail above) have been renegotiated to represent a face value of $2,920,250.  The Notes are in favor of the selling members of URL Holding and are secured by all assets of the Company, including the URL Holding, LLC membership units purchased by the Company. Accrued interest was forgiven and no interest accrued on the Notes during the Forbearance Period (defined above), which ended on January 2, 2014. The Company is in current negotiations with the Secured Note Holders to further extend the Forbearance Period, incorporating further conditions to protect their secured interests and rights. Because the Forbearance Period has expired and no further extension has been agreed to, the Notes are currently in default, and we can provide no assurances that such notes will be further extended on favorable terms, if at all.

On November 4, 2010, a total of $150,000 was loaned to the Company by Gerald Modesitt, an individual, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s then sole officer and Director Matthew Krieg.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. A forbearance of the note has been provided until June 2, 2014.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. The holder of this note has agreed to extend the maturity date of the note to June 2, 2014.

Four of the Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $40,000 in March 2012, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014, provided that the Company is in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In September 2013, an additional Note Holder converted a portion of the short-term debt loaned to the Company into a $10,000 bridge loan with identical terms as those described above. In consideration for providing the loans, the Company agreed to issue the participating Note Holders an aggregate of 500,000 shares of restricted common stock, which shares have been issued and are included in the number of issued and outstanding shares disclosed throughout this filing.  The loans are secured by a security interest in all of the Company’s properties and assets.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital which included funding for the specific purpose of bringing the Company current in its SEC filings so that the Company would be in a better position to raise additional capital as needed to launch the Company’s strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at any time before the maturity date at the option of the holder at a conversion price of $0.08 per share. Interest payments on this note are current and the balance of the note as of December 31, 2013 was $200,000.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock at any time before the maturity date at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock at any time before the maturity date at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

MANAGEMENT TEAM

The Company currently has three executives: our President, Chief Executive Officer and Director, Richard M. Morrell; our Chief Financial Officer, Treasurer, Secretary, Christine B. Cheney and our Chief Information Officer, Brian Waldo.   These executives are currently receiving restricted common stock as compensation.  The Company plans to hire additional employees and consultants in the future, funding permitting.

COMPETITION

Find.com® currently offers e-commerce price comparison product search, product deals/coupons, and unique articles and how-to content offerings.  The e-commerce product and deals service is a very competitive space that requires additional efforts such as SEO (search engine optimization), unique product page content development, and social media marketing in order to take traffic away from our competitors. Our direct competition includes, but is not limited to:

•

Price comparison shopping sites such as thefind.com, become.com, pricegrabber.com, and other sites that offer consumers the ability to determine who is selling specific products at the lowest price.

•

Upon the addition of products that can be purchased directly through Find.com® via shopping cart (which is our current plan), our business will be open to new competition. We believe that our advantage in this scenario is that we will be able to provide the existing comparison and deals service while promoting direct products as a path to brand and customer retention growth.

•

Mobile applications or “apps” on iPhone and Android devices, which allow users to access information directly from a publisher, are gaining popularity which may force the Company to pursue a mobile app strategy.

•

E-commerce related businesses are all adjusting to the need for social marketing as a way to communicate directly with their customer as well as run product promotions. Social media has become competitive because so many businesses use these services. Find.com® is in the beginning phase of utilizing social sites like Facebook, Pinterest, Google+, and Twitter. Developing large groups of followers and communicating often through these channels is an important component of customer acquisition and overall branding efforts.

The Company’s view toward competition is to identify opportunities and attempt to leverage the strength of our Find.com® name to obtain a share of the growing e-commerce industry, but we are not currently in a position to displace or significantly disrupt our competitors.

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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

We do not currently hold any patents or other intellectual property rights; however, we do own rights to certain Internet domain names and registered trademarks including:

www.generationzerogroup.com;

www.Find.com and

Find.com®

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

We anticipate the need for approximately $250,000 of working capital to support our operations for approximately the next 12 months, not including amounts which are due in connection with our acquisition of Find.com, as described above (and as described below in connection with the following risk factor) and/or amounts required to repay our other outstanding loans or liabilities, including the Notes as discussed below.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, Director or majority shareholders.  If sufficient revenues are not generated to support operations, and we are not able to raise the capital necessary to continue our business operations through the sale of debt and/or equity to enable us to implement our corporate strategic plan, we may be forced to abandon or curtail our business plan and/or suspend our activities.

The Acquisition Of Find.Com Required The Company To Pay Substantial Costs And Payments And Issue Notes Totaling A Principal Amount Of $2,920,250, Which The Company Does Not Currently Have Funds To Pay, Which Payments The Company Is In Default In The Payment Of, And The Payment Of Which Is Secured By A Security Interest In Substantially All Of Our Assets.

The Company owes $2,920,250 in principal amount of Notes to the Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes. The Note Holders may declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether. The Company is in current negotiations with the Note Holders to extend the Forbearance Period, provided that such Forbearance Period may not be agreed to on favorable terms, if at all.

In addition to the significant amount owed under the Notes as described above, the Note Holders have provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes, which may not be obtained on favorable terms, if at all. The loans are secured by a security interest in all of the Company’s properties and assets.

Our failure to obtain further extensions of the Notes or Bridge Notes will likely have a material adverse effect on our results of operations and financial condition and could result in the Note Holders or Bridge Note holders enforcing their security interests and foreclosing on our assets and we could be forced to enter into bankruptcy or cease our operations, which could cause any investment in the Company to become worthless.  Furthermore, the terms and conditions of any further forbearance or extension of the Notes or Bridge Notes could cause substantial dilution to existing shareholders, provide such note holders additional rights over us or our operations and/or materially limit our ability to raise funding or generate revenue for our operations moving forward.

We Remain An Obligor Under The Geronimo Note and Geronimo Has Filed a Lawsuit Against Us to Enforce the Repayment of the Geronimo Note and Obtained a Judgment Against Us. Defending Against This Lawsuit and Resulting Litigation Represents Extreme Harm to the Company by Diversion of Resources and Capital That Would Otherwise be Directed to Revenue Production.

The funds paid in connection with the StaffMD Merger (described above under “Item 1. Business” – “StaffMD, Inc. Acquisition”), which transaction has since been divested, were financed by MedicalWork via the Geronimo Note.  The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Company was also an obligor on the Geronimo Note and remained an obligor following the rescission of the transaction, on the condition that Mr. Sisk agreed to indemnify the Company against any liability in connection with the Geronimo Note.  Mr. Sisk has also pledged 500,000 shares of his Company common stock to provide additional security for any exposure the Company may have under the Geronimo Note.

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD, alleging among other things that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges) was owed (see “Legal Proceedings” below).

On December 13, 2013, Geronimo was awarded a judgment specifically against the Company in the amount of $386,950 with an interest rate of 24% per annum, ignoring the other defendants in the lawsuit.  Our shareholders and Note Holders have encouraged our management to appeal this judgment. On January 10, 2014 the Company filed an appeal of the judgment. The Company is active in further investigation and discovery of events from 2010 and 2011 surrounding the MedicalWork/StaffMD transactions in preparation of defending the Company against the Geronimo claims, to determine whether other legal actions should be considered, and to identify any related activities that should be disclosed. There is a significant likelihood that one or more additional parties could become part of the litigation before final resolution. At this stage of the appeal process and our investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims, seek to overturn the judgment, as well as preserve its indemnity rights against Mr. Sisk to offset any damages.  In the event we are required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the URL Secured Note Holders to prevent foreclosure on their Notes, which are currently in default (as described in the risk factor above).  In the event we are required to satisfy the judgment received by Geronimo, the Company is entitled to enforce its indemnification rights against Mr. Sisk.

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

We Currently Have Negative Working Capital.

We had a working capital deficit of $3,670,003 and a total accumulated deficit of $7,308,839 as of December 31, 2013, and as such we will need to raise additional capital to continue our business operations and to pay amounts due under the Notes and our other outstanding promissory notes.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  The failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

The Company’s Websites And Assets Have Not Produced Significant Revenue To Date.

Currently, the Company’s websites do not have a history of producing significant revenue and although the Company is optimistic about their potential, there is no assurance that the Company will be successful in its endeavors to license or produce revenue sharing opportunities through the Company’s websites, or that we will generate sufficient revenues to allow us to repay the Notes or pay other amounts owed to third parties and/or support our operations.  Furthermore, our current strategy for generating traffic and revenue is dependent upon certain partnerships.  Failure by one or more of these partners to fulfill contractual commitments, or otherwise meet obligations and expectations, could materially reduce our traffic levels and revenues. As such, we may never generate significant revenue and our securities may decline in value or become worthless.

We Face Intense Competition. If We Do Not Continue To Innovate And Provide Products And Services That Meet The Demands Of Users, We May Not Remain Competitive, And Our Revenues And Operating Results Could Be Adversely Affected.

Our industry is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including e-commerce sites, social networking sites, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Our success depends on providing services that make using the Internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in online advertising, and web-based products and services. As a result, we may be required to invest significant resources in research and development, including through acquisitions, in order to enhance our current offerings and introduce new services that people can easily and effectively use. If we are unable to provide quality services, then our future users may become dissatisfied and move to a competitor’s services. In addition, these new services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

Our Intellectual Property Rights Are Valuable, And Any Inability To Protect Them Could Reduce The Value Of Our Products, Services And Brand.

Our intellectual property rights and branding rights (Find.com®) are important assets for us. The efforts we have taken and/or may take in the future to protect our proprietary rights may not be sufficient or effective.

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

From time to time, concerns may be expressed about whether our websites or technology compromises the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results.

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

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and pursuant to FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.   Currently our stock trades on the OTCQB market (OTC Markets Group) under the symbol “GNZR”. We cannot however provide any assurance that our common stock will be quoted on the OTCQB in the future, and that events will not occur to cause our common stock to be delisted from the OTCQB in the future.   We have a limited market for our common stock that has been volatile, illiquid and sporadic and is subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	increased competition;
(4)	conditions and trends in the Internet, technology or entertainment industries; and
(5)	future acquisitions we may make.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations, may impact the market price and liquidity of our common stock.

There Is A Concern About Our Ability To Continue As A Going Concern.

There is a concern about our ability to continue as a going concern. We had a working capital deficit of $3,670,003, current assets of $17,767, consisting solely of cash and had an accumulated deficit of $7,308,839 as of December 31, 2013.  For the twelve months ended December 31, 2013, we had a net loss of $584,879, and we have not generated any significant revenues to date. These factors raise substantial doubt as to whether we will be able to continue as a going concern.

Nevada Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Preferred Stock, Which Shares May Have Rights And Preferences Greater Than Our Currently Outstanding Common Stock.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of the filing of this report, we had 46,264,785 shares of common stock, issued and outstanding (which does not include 1,460,125 shares which we have agreed to issue, which haven’t been physically issued as of the date of this filing and are not included in the number of issued and outstanding shares disclosed throughout this report) and 1,000 shares of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to existing shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Richard M. Morrell, as described below, will exercise voting control over the Company. The Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Richard M. Morrell, Our Chief Executive Officer And Sole Director, Beneficially Owns Our Outstanding Shares Of Series A Preferred Stock And Therefore Exercises Majority Control Over Corporate Decisions Including The Appointment Of New Directors.

Richard M. Morrell, our Chief Executive Officer and sole Director, currently holds all 1,000 shares of our outstanding Series A Preferred Stock (the “Series A Shares”). The Series A Shares provide the holder thereof super majority voting rights, allowing the holder thereof to vote 51% of the vote on any shareholder matters.  Accordingly, Mr. Morrell will exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove our current officers and Directors, or any other Director that Mr. Morrell may appoint. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

We Do Not Intend To Pay Cash Dividends On Our Common Stock In The Foreseeable Future, And Therefore Only Appreciation Of The Price Of Our Common Stock Will Provide A Return To Our Stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business.  We do not intend to pay cash dividends in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.   As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

ITEM 2. PROPERTIES

The Company currently rents shared service facilities for $120 per year at 13663 Providence Road, Suite 253, Weddington, NC.  Meeting facilities are rented on an “as needed” basis. All contract executives currently work from their homes.

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

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay the Geronimo Note; unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also seeks to enjoin us from selling find.com.  The suit claims that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 is due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  Geronimo also alleges that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo including tortious interference with business relations; conspiracy to commit tortious interference with business relations; defamation; conspiracy to commit defamation; breach of contract; fraud; conspiracy to commit fraud; and seeking attorney’s fees and expenses of litigation.  Geronimo dropped all fraud claims and contest of the timely extension of the note and the Company dropped all asserted counterclaims against Geronimo.

On December 13, 2013, Geronimo was awarded a judgment specifically against the Company in the amount of $386,950 with an interest rate of 24%, ignoring the other defendants in the lawsuit.  Our shareholders and Note Holders have encouraged our management to appeal this judgment. On January 10, 2014 we filed an appeal for this judgment. The Company is active in further investigation and discovery of events from 2010 and 2011 surrounding the MedicalWork/StaffMD transactions in preparation of defending the Company against the Geronimo claims, to determine whether other legal actions should be considered, and to identify any related activities that should be disclosed. There is a significant likelihood that one or more additional parties could become part of the litigation before final resolution. At this stage of the appeal process and our investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims, as well as preserve its indemnity rights against Mr. Sisk to offset any damages.  In the event we are required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the Secured Note Holders to prevent foreclose on their default notes.  The Company is entitled to seek control of assets secured by the security interest with Mr. Sisk in order to mitigate any damages.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

On May 15, 2008, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol VOIG.OB, and on March 8, 2010, our symbol changed to “GNZR” in connection with our name change to Generation Group Zero, Inc. On August 5, 2010, our common stock was delisted from the OTCBB automatically and pursuant to FINRA rules and regulations, due to the failure of any market maker to quote our stock on the OTCBB for a period of four consecutive days.  Currently our stock trades on the OTCQB (OTC Markets Group) under the symbol “GNZR.”

The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the past two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Sales Price	Low Sales Price

December 31, 2013	$0.04	$0.04
September 30, 2013	$0.05	$0.05
June 30, 2013	$0.06	$0.06
March 31, 2013	$0.04	$0.04

December 31, 2012	$0.14	$0.01
September 30, 2012	$0.22	$0.14
June 30, 2012	$0.25	$0.20
March 31, 2012	$0.25	$0.05

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of the date of this filing, we had 46,264,785 shares of common stock issued and outstanding (which does not include 1,460,125 shares of common stock that we have agreed to issue, which have not been physically issued as of the date of this filing), and 1,000 shares of Series A Preferred Stock issued and outstanding.

Common Stock

The holders of outstanding shares of common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of Directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

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

One thousand shares of Series A Preferred Stock have been issued and are held by and are beneficially owned by our Chief Executive Officer, President and sole Director, Richard M. Morrell.

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

The Series B Preferred Stock has a price of $2.50 per share and converts into the Company’s common stock on the basis of one share of Series B Preferred Stock for thirty shares of common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock at any time before the maturity date at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On November 25, 2013, to be effective as of July 22, 2013 (the “Effective Date”), the Company entered into a Consulting Agreement with its Chief Executive Officer and President, Richard M. Morrell.  Effective on the Effective Date, the Company issued Mr. Morrell 1,000,000 shares of restricted common stock of the Company in consideration for agreeing to provide the services and consulting services rendered prior to the Effective Date.  The Company agreed to issue Mr. Morrell 600,000 shares of the Company’s restricted common stock as long as Mr. Morrell is still providing services pursuant to the Consulting Agreement on January 22, 2014 (which shares have been issued to date).

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock at any time before the maturity date at the option of

Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares, valued at $3,000, to Richard M. Morrell, pursuant to the terms of his consulting agreement; 700,000 shares, valued at $3,500, to Brian Waldo; 300,000 shares, valued at $1,500, to Cynthia White for advisory services; and 300,000 shares, valued at $1,500, to Christine B. Cheney.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act and/or (c) were officers and Directors of the Company. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We operate websites at www.generationzerogroup.com and www.find.com.  The information on, or that may be accessed through, our websites is not incorporated by reference into this filing and should not be considered a part of this filing.

Our current primary business focus is to monetize the Find.com® URL.

We launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Our established strategy is as follows:

1.

Build Traffic.  Leverage the strength of the Find.com® URL name and the quality of our leadership team to develop partnerships to help grow traffic.  In October 2013, Find.com® entered into an agreement with an online advertising partner that specializes in pay-per-click arbitrage, and around the same time engaged a marketing partner to generate unique content and a social-networking presence.  These partnerships have resulted in significant growth in traffic and overall interest in our website.

2.

Monetize the Traffic.  Offer targeted products and services to monetize our traffic.  We have thus far concentrated on advertising and affiliate-based retail as our initial revenue streams.  We intend to continue to leverage the strength of the Find.com® name, customer base, and management team to expand into additional online industries by adding partnerships that can strengthen the quantity and quality of our traffic, and further our monetization strategy.  We are currently in various stages of discussions with multiple partners that meet these criteria, provided that nothing has been finalized or agreed to as of the date of this filing.

3.

Build Brand.  Apart from the unique content contained in our site and our social networking efforts, we have not yet implemented a robust marketing plan which we believe is needed to maximize our revenue opportunities.  However, we have identified multiple potential partners with extensive experience and successful track records in this arena.  Rather than develop a marketing strategy for Find.com® from scratch, we believe we can attain a higher level of success, and more quickly, by engaging one or more of these specialized partners.

Once our Find.com® subsidiary is well-established, if ever, we plan to enter in or acquire other business opportunities, funding permitting.  We may consider raising additional capital to accelerate development of Find.com®, enter additional business opportunities, or improve our capital structure. We do not have any specific plans to raise capital at this time, since we are committed to making Find.com® successful first.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at FASB ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of FASB ASC 105 did not impact Generation Zero’s results of operations, financial position or cash flows.

Generation Zero implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Generation Zero’s financial position or results of operations. Generation Zero evaluated all events or transactions that occurred after December 31, 2013 until April 15, 2014 and has disclosed any material recognizable subsequent events.

RESULTS FROM OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

We generated revenues of $2,281 for the year ended December 31, 2013, compared to no revenues for the year ended December 31, 2012. Revenues were generated through our subsidiary Find.com®

The Company had no cost of sales for the year ended December 31, 2013 due to the nature of our revenue streams.  The Company had no cost of sales for the year ended December 31, 2012.

We had general and administrative expenses of $186,895 for the year ended December 31, 2013, compared to general and administrative expenses of $104,942 for the year ended December 31, 2012, an increase of $81,953 or 78% from the prior period.  The increase in general and administrative expenses was mainly due to legal expenses incurred in defending the Company against the Geronimo Lawsuit.

We had $280,000 in amortization and depreciation expense for the year ended December 31, 2013 compared with depreciation expense of $280,000 for the year ended December 31, 2012.  Amortization and depreciation expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had $86,666 recognized as an impairment charge against the net book value of technology assets acquired in April 2010 for the year ended December 31, 2013.  These assets have not been located or evaluated for current fair market value.

We had total operating expenses of $553,560 and a total operating loss of $551,279 for the year ended December 31, 2013, compared to total operating expenses of $384,942 and a total operating loss of $384,942 for the year ended December 31, 2012, an increase in total operating expenses of $168,618 and operating loss of $166,337 from the prior period due to the reasons stated above.

We had $30,484 of forgiveness of debt for the year ended December 31, 2013 as a result of debt forgiven by Matthew Krieg, compared to total forgiveness of $815,811 of interest owed to the Secured Note Holders pursuant to the terms of a forbearance amendment for the year ended December 31, 2012, described in greater detail below under “Liquidity and Capital Resources”.

We had interest expense of $64,084 for the year ended December 31, 2013, compared to interest expense of $1,126,523 for the year ended December 31, 2012, a decrease in interest expense of $1,062,439 from the prior period, which decrease was in connection with interest forgiven and agreed to not accrue on the secured loans associated with the Notes issued in connection with the Exchange Agreement, described above under “Part 1.” -“Item 1.  Business” – “www.Find.com URL (“URL”)”.

We had a total net loss of $584,879 for the year ended December 31, 2013, compared to a total net loss of $695,654 for the year ended December 31, 2012, a decrease in net loss of $110,775 from the prior period, which was mainly due to the forgiven interest debt of $815,811 in 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,180,892 as of December 31, 2013, consisting of intangible assets, net of accumulated amortization, of $3,163,125 and total current assets of $17,767, consisting solely of cash.

We had total liabilities as of December 31, 2013 of $3,812,770, consisting of total current liabilities of $3,687,770 (which included $21,785 of accounts payable, $128,736 of accrued interest on third party notes; $7,000 of accrued audit expenses; $5,000 due to related party debt, which amount was owed to Cynthia White, the Company’s former officer and Director in connection with certain loans made to the Company by Ms. White, as described below; $2,920,250 due to URL Secured Note Holders; and $605,000 due to third party note holders);  and non-current liabilities consisting of $125,000 of long-term notes payable due to related party debt, which amount was owed to Richard M. Morrell, the Company’s sole Director and Chief Executive Officer, as described below.

We had a working capital deficit of $3,670,003 and a total deficit accumulated during the development stage of $7,308,839 as of December 31, 2013.  We incurred a net loss of $584,879 for the year ended December 31, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $177,488 of net cash used in operating activities for the year ended December 31, 2013, which was mainly due to a net loss of $584,879 offset by $86,666 of increase in impairment of technical assets and $49,086 of increase in accrued liabilities.

We had $121,542 of net cash provided by financing activities for the year ended December 31, 2013, which was mainly due to $140,000 of proceeds from issuance of debt instruments to our Directors and officers (see below).

In December 2009, the Company borrowed $5,000 from its then sole officer and Director, Matthew Krieg. Between February and March 2010, the Company borrowed a total of $6,720 from Mr. Krieg. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2012 and 2013, a total of $30,168 and $0, respectively was owed to Mr. Krieg.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014. As of December 31, 2012 and 2013, a total of $320,304 and $360,926 respectively, including accrued and unpaid interest thereon, was owed on this note.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014. The holder of this note has agreed to extend the maturity date of the note to June 2, 2014.As of December 31, 2012 and 2013, a total of $62,224 and $70,116 respectively, including accrued and unpaid interest thereon, was owed on this note.

The Company was not able to meet the terms of a Forbearance Agreement entered into with the URL Secured Note Holders in November 2010 (which required among other things, the repayment of the Notes by March 15, 2011) and in March 2012, the URL Secured Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”.) Pursuant to the First Addendum, the Notes were renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets. As of December 31, 2013 there was $50,000 outstanding on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital with some of the funds earmarked for the specific purpose of bringing the Company current in SEC filings to put the Company in a better position to raise additional funds to launch its strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. As of December 31, 2012 and December 31, 2013, there was $200,000 and $200,000 outstanding on this Convertible Promissory Note respectively.

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia White for working capital specific to the Find.com®  operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com® operations.  The amount loaned bears zero interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of December 31, 2013, a total of $5,000 was owed to Ms. White.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2013, there was $25,000 outstanding on this Convertible Promissory Note owed to a related party.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2013, there was $100,000 outstanding on this Convertible Promissory Note owed to a related party.

As of the date of this filing, the Company owes $2,920,250 to the URL Secured Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, however, pursuant to the terms of a Forbearance Agreement and a First Addendum, the Note Holders agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed above), and that Mr. Krieg, upon execution of default options and with the stipulation that the Company must be current with SEC filings, would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, on execution of default options, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. We also agreed to pay the Note Holders up to 25% of the amount of our cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements were met. We are in current negotiations with the Note Holders to extend the forbearance period, provided that we can provide no assurances that an extension will be granted on favorable terms, if at all.  As the period of forbearance has expired, the URL Secured Note Holders may, at any time, declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Director or any shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If sufficient revenues are not generated to support operations, and we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 14, 2014

Board of Directors

Generation Zero Group, Inc.

We have audited the accompanying consolidated balance sheet of Generation Zero Group, Inc. (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and changes in stockholders’ deficit and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $17,767 and current liabilities of $3,687,770.  In addition, the Company has an accumulated deficit of ($7,308,839) and is dependent on additional investments and/or revenue sources. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS
Cash	$ 17,767	$ 73,714
Total current assets	$ 17,767	$ 73,714

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,163,125	$ 3,500,000
Total assets	$ 3,180,892	$ 3,573,714

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 21,785	$ 30,145
Accrued liabilities	$ 135,736	$ 86,650
Short-term debt - related party	$ 5,000	$ 30,168
Notes payable due within 1 year	$ 3,525,249	$ -
Total current liabilities	$ 3,687,770	$ 146,963

Notes payable, long term	$ 125,000	$ 3,515,250
Total liabilities	$ 3,812,770	$ 3,662,212

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 44,365	$ 32,415
authorized; 44,364,785 and 32,414,785 issued and outstanding
Additional paid-in capital	$ 6,632,595	$ 6,603,045
Deficit accumulated during the development stage	$ (7,308,839)	$ (6,723,959)
Total stockholders' equity (deficit)	$ (631,878)	$ (88,498)

Total liabilities and stockholders' equity (deficit)	$ 3,180,892	$ 3,573,714

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2013	2012	2013

Revenues	$ 2,281	$ -	$ 429,607
Cost of Sales			$ 9,617
Gross Profit	$ 2,281		$ 419,990

Operating Expenses:
General, selling and administrative	$ 186,895	$ 104,942	$ 1,095,733
Impairment of oil and gas properties	$ -	$ -	$ 32,520
Impairment of intangible asset	$ 86,666	$ -	$ 1,186,666
Depreciation and amortization	$ 280,000	$ 280,000	$ 984,424
Total operating expenses	$ 553,560	$ 384,942	$ 3,299,342

Operating loss	$ (551,279)	$ (384,942)	$ (2,879,352)

Other revenue and expenses:
Loss from discontinued operations	$ -	$ -	$ (1,788,987)
Loss on abandonment of assets	$ -	$ -	$ (3,028)
Forgiveness of debt	$ 30,484	$ 815,811	$ 852,527
Interest expense	$ (64,084)	$ (1,126,523)	$ (3,489,998)

Net income (loss)	$ (584,879)	$ (695,654)	$ (7,308,839)

Basic and diluted net loss per common share	$ (0.01)	$ (0.02)
Weighted average common shares outstanding	39,665,196	35,299,717

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 16, 2006 (Inception) Through December 31, 2013

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$ -	103,605	$ 104	$ 45,946	$ -	$ 46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511	22,958
Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984	(115,515)
Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of related party debt			10,000	10	990		1,000
Debt discount from beneficial conversion Feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)

Common shares issued for then related party debt			1,100,000	1,100			1,100
Common shares issued to acquire intangible assets			24,988,567	24,989	4,543,943		4,568,932
Common shares issued for staffing agreement			500,000	500	(500)		0
Common shares issued for Third-Party Notes			1,050,000	1,050	(1,050		0
Net loss						(2,172,672)	(2,172,672)
Balances at December 31, 2010	1,000	$ 1	27,764,772	$ 27,765	$ 4,981,495	$ (2,614,639)	$ 2,394,622
Common shares issued as Default on Secured Notes			200,000	200	(200)		0
Common shares issued for conversion of debt			1,200,000	1,200			1,200
Common shares issued for debt of acquisition			250,000	250			250

Common shares issued with acquisition				6,000,000	6,000	1,621,750		1,627,750
Common shares issued with vendor agreement				13
Net Loss							(3,413,666)	(3,413,666)
Balances at December 31, 2011	1,000	1		35,414,785	35,415	6,600,045	(6,028,305)	607,156
Common shares returned with disposal of subsidiary				(3,000,000)	(3,000)	3,000		0
Net Loss							(695,654)	(695,654)
Balances at December 31, 2012	1,000		1	32,414,785	32,415	6,603,045	(6,723,959)	(88,498)
Common shares issued for compensation new management team	1,000		1	7,300,000	7,300	29,200		36,500
Common shares issued with Bridge Notes				500,000	500	(500)		0
Common shares issued for exchange of Series A shares	(1,000)		(1)	3,000,000	3,000	(3,000)		0
Common shares issued for compensation new CEO				1,000,000	1,000	4,000		5,000
Common shares issued for 3rd Party Note extension				150,000	150	(150)		0
Net Loss							(584,879)	(584,879)
Balances at December 31, 2013	1,000		1	44,364,785	44,365	6,632,595	(7,308,839)	(631,878)

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (584,879)	$ (695,654)	$ (7,308,839)
Adjustments to reconcile net loss to cash used:
Depreciation			4,108
Amortization of debt discount		950,335	2,712,733
Amortization of intangible assets	280,000	280,000	980,000
Debt used for interest			264
Impairment of oil and gas properties			32,520
Impairment of intangible assets	86,666		1,186,666
Stock issued for services			31,300
Warrant expense			19,119
Donated services			65,000
Changes in assets and liabilities:
Accounts payable	(8,361)	8,306	21,437
Accrued liabilities	49,086	(705,185)	156,525
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (177,488)	$ (162,198)	$ (2,099,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets			$ (7,453)
Purchase of intangible assets			(64,220)
Proceeds from sale of properties			29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES			$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party debt	$ 140,000	$ 240,000	$ 586,210
Repayments of third party debt	(30,168)	(4,132)	(294,042)
Proceeds from issuance of preferred stock	10		157,510
Proceeds from issuance of common stock	11,700		1,708,950
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 121,542	$ 235,868	$ 2,158,628

NET CHANGE IN CASH	$ (55,947)	$ 73,670	$ 17,767
Cash, beginning of period	73,714	44
Cash, end of period	$ 17,767	$ 73,714	$ 17,767

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $695,654 and $584,879, for the years ended December 31, 2012 and 2013, and had an accumulated deficit of $7,308,839 as of December 31, 2013. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 - INTANGIBLE ASSETS

The intangible assets all relate to the URL www.Find.com and the related underlying technology driving the website at the time of acquisition. These intangibles are deemed to be amortized over a fifteen year period.

www.Find.com Technology

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that powered the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name.  The purchase also included all service contracts related to the operations of the technology that at the time of acquisition related to the operation of www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL. The asset was valued at $1,300,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company issued 10,000,000 shares of restricted common stock as purchase consideration.  In January 2011, Find.com Acquisition liquidated its assets and distributed the 10,000,000 shares of Generation Zero’s restricted common stock held to its shareholders.

Since the acquisition of the technology assets, the Company has been pursuing an alternative strategy for the Find.com URL. Generation Zero as of December 31, 2010 was uncertain whether it would be able to utilize the full functionality of the technology assets on future initiatives unrelated to Find.com, and accordingly recorded an impairment charge of ($1,100,000) based on the fact that the timing of any future initiatives was unknown and uncertain. The technology assets, after the impairment charge, were valued at $200,000.

Current management of Generation Zero is in the process of identifying the components and functionality of the acquired technology assets.  Until discovery and evaluation can be completed, the Company has determined that a further impairment charge of ($199,999) is appropriate.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com.  The purchase consideration included 14,988,567 shares of restricted common stock and secured notes. The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes (identified in Note 7 below) were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

NOTE 4 – MANAGEMENT REORGANIZATION

On May 13, 2013, the Company’s then sole director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a director of and as Chief Executive Officer and President of the Company (provided that Ms. White has since resigned as Chief Executive Officer, President and as a Director), and was issued 2,000,000 shares of our restricted common stock in consideration for Ms. White agreeing to serve as a director of and as President of the Company and in consideration for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of our restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson, and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013, Ms. Cheney was issued 2,000,000 shares of our restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of our restricted common stock in consideration for services rendered to the Company and for agreeing to be appointed as the Company’s Chief Information Officer.

Effective on July 22, 2013, Cynthia S. White resigned as President and Chief Executive Officer of the Company and the Board of Directors appointed Richard M. Morrell as the Chief Executive Officer, President and as a director of the Company to fill the vacancy created by her resignation.  The Board of Directors approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Mr. Morrell in consideration for agreeing to serve as an officer and director of the Company and services previously provided to the Company.  Effective November 27, 2013, Cynthia S. White resigned as a director of the Company and as a director and officer of subsidiaries of the Company.

NOTE 5 – CONTESTED LEGAL CLAIMS

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork, LLC (our former wholly-owned subsidiary, “MedicalWork”) and StaffMD, Inc. (“StaffMD”, an entity owned by Jeffrey Sisk) in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 secured note entered into by MedicalWork and the Company (the “Geronimo Note”) in connection with the Company’s February 2011 acquisition of StaffMD from Mr. Sisk to merge into MedicalWork (which entity was later bought back by Mr. Sisk); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

On December 13, 2013, Geronimo was awarded a judgment specifically against the Company in the amount of $386,950 with an interest rate of 24%, ignoring the other defendants in the lawsuit.  Our shareholders and Note Holders have encouraged management to appeal this judgment. On January 10, 2014 we did file an appeal. The Company is active in further investigation and discovery of events from 2010 and 2011 surrounding the MedicalWork/StaffMD transactions in preparation of defending the Company against the Geronimo claims, to determine whether other legal actions should be considered, and to identify any related activities that should be disclosed. At this stage of the appeal process and our investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however, the Company intends to vigorously defend itself against Geronimo’s claims, as well as preserve its indemnity rights against Mr. Sisk to offset any damages.  In the event we are required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the URL Secured Note Holders (identified in Note 7 below) to prevent foreclose on their default notes.  The Company is entitled to seek control of assets secured by the security interest with Mr. Sisk in order to mitigate any damages.

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed from shareholders and directors periodically in the past. The borrowings are non-interest bearing and due on demand with either ninety days or twelve months and one day’s notice. Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below.

Richard M. Morrell, our Chief Executive Officer and director, has loaned the Company $125,000 as of December 31, 2013, $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; and $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

At December 31, 2013 and December 31, 2012, there was an outstanding balance of $5,000 and $30,168, respectively, due to the shareholders and directors as short-term related party debt.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to the Company’s newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com®”).  As of the date of this filing a total of $25,827 has been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com® to use the Find.com URL.  Pursuant to the terms of the license, Find.com® is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com® for operations and business development.

NOTE 7 – THIRD PARTY TRANSACTIONS

The Company owed Phoenix Restructuring, Inc. $155,000 as part of the Find.com URL transaction referenced in Note 3 above.   The Company made payments of $100,000, leaving a balance of $55,000 which is in default.  Forbearance had been granted until January 1, 2014. Management is in current negotiations to extend the forbearance period.

On June 30, 2010 the Company issued secured notes to acquire the Find.com URL as referenced in Note 3 above, in the amount of $3,070,000 bearing interest at the rate of 12% and having a maturity date of December 31, 2011.   The Company did not make the required payments under the secured Find.com notes to the holders thereof when due. The Collateral Agent for the Notes has declared the Notes in default. The Company originally negotiated a Forbearance Agreement with the Note Holders to effect forbearance for four months through March 15, 2011.

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  The Secured Notes have been renegotiated to represent a face value of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of current management, which transfer of control and replacement of management has occurred to date as described in greater detail in Note 4.  A Forbearance extension had been granted until January 1, 2014.  Management is in current negotiations with the Note Holders to extend the forbearance period.

The Forbearance Agreement required that Matthew Krieg, the Company’s then sole officer and director (provided that Mr. Krieg resigned as an officer and director of the Company in May 2013) and prior holder of the Company’s Series A Preferred Stock (which provided Mr. Krieg super-majority voting rights), enter into an agreement to cancel the shares of Series A Preferred Stock which he held in exchange for an aggregate of 3,000,000 shares of common stock upon the payment in full of the Notes, among other things, which terms have since been amended by the March 2012 Forbearance Agreement, which transaction was completed in May 2013, as discussed in greater detail in Note 4 above.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s then sole officer and director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. The holder of the note has agreed to extend the note maturity until June 2, 2014.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note until June 2, 2014.

In March 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of our then directors and a Secured Note Holder converted $10,000 short-term debt disclosed in Note 6 to a $10,000 bridge loan.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

In October 2013, Find.com® entered into an agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling pay-per-click advertising through the find.com website. The agreement has an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement Find.com® receives 10% of the revenues generated by the agreement.

NOTE 8 – COMMON STOCK

As disclosed in Note 3, Generation Zero issued an aggregate of 24,988,567 shares of common stock to acquire the URL www.find.com and related technology.

As disclosed in Note 4, Generation Zero issued an aggregate of 11,300,000 shares of restricted common stock in conjunction with the restructure of the management team and for past services rendered to the Company.

As disclosed in Note 7, Generation Zero issued an additional 1,050,000 shares of restricted common stock in conjunction with the issuance of third party notes during November 2010, and issued an additional 150,000 shares of restricted common stock in September 2013 to fulfill prior management commitments relating to an extension on one of the third party notes.

As disclosed in Note 7, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

As disclosed in Note 7, Generation Zero issued the participating Note Holders 500,000 shares of restricted common stock.

The Company was notified of the prior management’s commitment to issue 150,000 shares of restricted common stock in conjunction with the extension of a Third Party Note during November 2011.  After receiving supporting documentation, the Company issued 150,000 shares of restricted common stock to honor prior management commitments on September 30, 2013.

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares, valued at $3,000, to Richard M. Morrell, pursuant to the terms of his consulting agreement; 700,000 shares, valued at $3,500, to Brian Waldo; 300,000 shares, valued at $1,500, to Cynthia White for advisory services; and 300,000 shares, valued at $1,500, to Christine B. Cheney.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of December 31, 2013, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of December 31, 2013, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.0)%	(4.0)%
Increase in valuation allowance	38.0%	38.0%
Effective income tax rate	0.0%	0.0%

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

The Company has net operating loss carry forwards for tax purposes totaling approximately $7,308,839 as of December 31, 2013, expiring through 2033. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are considered below.

Significant deferred tax assets at December 31, 2013 and 2012 are approximately as follows:

	2013	2012
Gross deferred tax assets:
Net operating loss carry forwards	$ 7,308,839	$ 6,723,959
Total deferred tax assets	2,777,359	2,555,104
Less: valuation allowance	(2,777,359	(2,555,104)
Net deferred tax asset recorded	$ -	$ -

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013 and 2012, respectively.

The Company has not filed tax returns since inception.

SUBSEQUENT EVENTS (unaudited)

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares, valued at $3,000, to Richard M. Morrell, pursuant to the terms of his consulting agreement; 700,000 shares, valued at $3,500, to Brian Waldo; 300,000 shares, valued at $1,500, to Cynthia White for advisory services; and 300,000 shares, valued at $1,500, to Christine B. Cheney.

On January 10, 2014, the Company filed an appeal of the Geronimo Property Trust Judgment awarded on December 13, 2013. (See Note 5 above.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

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

In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective due to lack of segregation of duties.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our Director and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and Director are as follows:

Name	Age	Position	Date First Appointed
Richard M. Morrell	43	President, Chief Executive Officer and Director	July 2013

Christine B. Cheney	61	Chief Financial Officer, Treasurer and Secretary	May 2013

Brian Waldo	40	Chief Information Officer	May 2013

Richard M. Morrell

Prior to joining the Company, Mr. Morrell served as Regional Vice President of Finance for Time Warner Cable’s East Region from February 2011 to April 2013. In this role, he was responsible for financial operations for both the Residential and Commercial businesses, including financial planning and budgeting functions, customer accounting, signal security, and commissions.  He directly led an organization of over 400 team members, with a continual focus on optimizing organizational structure and performance.

Mr. Morrell came to Time Warner Cable from Wachovia/Wells Fargo, where he served in various finance leadership capacities from December 2003 to February 2011, including as CFO of various business units, on multiple merger integration teams, and in strategic planning.  Prior to joining Wachovia/Wells Fargo, he was the Vice President of Finance and Administration for the Utah Athletic Foundation from May 2002 to May 2003, which is the legacy organization to the Salt Lake Olympic Committee where he served as Finance Manager for the Sport Department from January 1999 to April 2002.  Prior to that, Mr. Morrell served in various finance roles with Ford Motor Company.

A native of Washington State, Mr. Morrell earned a bachelor’s degree in Economics from the University of Washington in 1993 and received his MBA from Brigham Young University in Provo, Utah in 1996.  He currently resides in Waxhaw, North Carolina with his wife and four children.

Christine B. Cheney

Ms. Cheney has over twenty-five years of financial and management experience.  Since November 2008, Ms. Cheney has served as a principal and the Chief Financial Officer of Strategic Assessment Inc., a professional consulting firm providing due diligence, financial analysis and reporting, environmental life cycle assessments and management services, which she owns with her husband. Ms. Cheney’s company was engaged to perform professional services related to the restructuring of the Company.  From November 2005 to May 2013, Ms. Cheney served as the Chief Financial Officer of and as a Business Analyst with Phoenix Restructuring, Inc. (f/k/a Scientigo, Inc.).  From May 1981 to December 2011, Ms. Cheney founded Key Executive Financial Services, Inc. and served as an advisor and consultant, where she performed audit, accounting, tax preparation, and personal cash management services. From January 2002 to November 2005, Ms. Cheney served as Chief Financial Officer and

Compliance Director of Alliance Credit Counseling, Inc. where she performed regulatory compliance, financial reporting, audits, tax, internal controls and human resources management services.  From 2000 to 2002, Ms. Cheney served as Chief Executive Officer and founder of ManageMyMoney.com, a start-up company focusing on secure online personal cash management solutions. From 1976 to 2002, Ms. Cheney held several Manager and auditor positions with various accounting and business companies including serving as an Internal Process Auditor with Arthur Anderson Consulting and serving as Corporate Accounting Manager with both Sybase, Inc. (a software development firm) and Asea Brown Boveri (an international engineering firm).

Ms. Cheney received her Bachelors of Science degree in Accounting from Brigham Young University in 1976. Ms. Cheney has also held Series 6 and 63 NASD licenses in the States of California and North Carolina and Life/Health Insurance licenses in the States of California and North Carolina and successfully passed the CPA exam in the State of California.

Brian Waldo

Mr. Waldo served as Product Manager for the Americas and Head of Information Technology Systems for Newedge from February 2005 to February 2011, where he managed software products, infrastructure and operational support items.  From August 2001 to February 2005, Mr. Waldo served as a project Director with Executive Networks LLC, where he managed development and consulting.  From November 2000 to August 2001, Mr. Waldo served as Practice Manager with Navidec, Inc., a software company.  From January 1996 to November 2000, Mr. Waldo served as Project Manager, System Developer and QA Analyst with Banc of America Securities.  From April 1994 to January 1996, Mr. Waldo served as a consultant with The Dover Group.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our Directors or executive officers were involved in any of the following:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being named a subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

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

Independence of Directors

We are not required to have independent members of our Board of Directors, do not currently have any independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Board Meetings and Annual Meeting

During the fiscal years ended December 30, 2012 and 2013, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2011, 2012 or 2013.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended December 31, 2012 by the unanimous written consent of the sole Director, who also controls 51% of the Company’s voting shares through his ownership of the Series A Shares and during the fiscal year ended December 31, 2013 by the unanimous written consent of all Directors, including the Director who also controls 51% of the Company’s voting shares through ownership of the Series A Shares.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Morrell, at the address appearing on the first page of this Report.

Code of Ethics

We have not adopted a formal code of ethics to date.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations, provided that we have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only three persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

ITEM 11. EXECUTIVE COMPENSATION

Name & Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)	Other(1) Annual Compensation ($)	Total * Compensation ($)

Richard M. Morrell (1)	2013	$ --	$ 5,000	--	5,000
President, Chief Executive
Officer and Director

Christine B. Cheney (2)	2013	$ --	$ 10,000	--	10,000
Chief Financial Officer,
Treasurer, Secretary

Brian Waldo (3)	2013	$ --	$ 6,300	--	6,300
Chief Information Officer

Cynthia S. White (4)	2013	$ --	$ 10,000	--	10,000
Former President, Chief Executive Officer
and Director

Matthew D. Krieg (5)	2013	$ --	$ --	--	--
Former President, Chief Executive Officer, Chief Financial Officer, and Director

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

(1)

Mr. Morrell was appointed as a Director of the Company, and as the Company’s President and Chief Executive Officer, effective July 22, 2013.

(2)

Ms. Cheney was appointed as Chief Financial Officer, Treasurer and Secretary, effective May 13, 2013.

(3)

Mr. Waldo was appointed as Chief Information Officer, effective May 15, 2013.

(4)

Ms. White was appointed as a Director of the Company, and as the Company’s President and Chief Executive Officer effective May 13, 2013.  Ms. White resigned as the Company’s President and Chief Executive Officer effective July 22, 2013 and as a Director of the Company effective November 27, 2013.

(5)

Mr. Krieg resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Director effective May 13, 2013.

No executive Directors of the Company received any separate or additional consideration for their services to the Board of Directors other than what they were paid as executive officers of the Company (if anything) during the last two fiscal years.  As such, the table regarding Board Compensation has not been included in this filing as it would be duplicative of the information provided above.  During the year ended December 31, 2013, we did no have any non-executive members of the Board of Directors.

Outstanding Equity Awards at Year End

We have not granted any stock options to our executive officers since our incorporation and had no outstanding equity awards at year end.

Equity Compensation Plan Information

We have no (and had no as of December 31, 2013) equity compensation plans outstanding (whether approved by stockholders or not) and no securities issuable upon exercise of any outstanding options, warrants or rights issued or granted under any equity compensation plans.

Consulting Agreements

We currently have a consulting agreement with Richard M. Morrell, our Chief Executive Officer, President and sole Director.

Richard M. Morrell

On November 25, 2013, to be effective as of July 22, 2013 (the “Effective Date”), the Company entered into a Consulting Agreement with its Chief Executive Officer and President, Richard M. Morrell.  The Consulting Agreement continues until the first to occur of (a) the death or disability of Mr. Morrell; or (b) thirty (30) days written notice by either the Company or Mr. Morrell of their intent to terminate this Agreement.

Effective on the Effective Date, the Company issued Mr. Morrell 1,000,000 shares of restricted common stock of the Company in consideration for agreeing to provide the services and consulting services rendered prior to the Effective Date.

The Company agreed to issue Mr. Morrell 600,000 shares of the Company’s restricted common stock as long as Mr. Morrell is still providing services pursuant to the Consulting Agreement on January 22, 2014 (which shares have been issued to date).  In the event that the Company, under Mr. Morrell’s leadership, is profitable and such profitability is apparently sustainable (in the sole subjective opinion of the Board of Directors) as of December 31, 2014, Mr. Morrell will be issued an additional 1,000,000 shares of restricted common stock of the Company. Beginning January 22, 2014, Mr. Morrell will be paid a monthly consulting fee of $10,000 per month (the “Monthly Payments”); provided that the Board of Directors (“BOD”) has determined in their sole discretion, that the Company has adequate cash flow to support such Monthly Payments.  In the event the BOD determines that the Company does not have adequate cash flow to support such Monthly Payments, in lieu of the Monthly Payments, Mr. Morrell shall be issued 100,000 shares of the Company’s restricted common stock for each month that the Monthly Payments are not paid in cash, not to exceed past July 22, 2014.  These additional shares will be awarded to Mr. Morrell within 90 days of the earlier of the date that cash payments start or July 22, 2014.  Beginning on July 22, 2014, Mr. Morrell will be paid a monthly consulting fee of $10,000 per month, unless mutually agreed otherwise by Mr. Morrell and the BOD.

Based on annual performance milestones (the “Bonus Criteria”) set by the BOD, which have already been established by the BOD through the year 2014, the BOD may in its discretion award Mr. Morrell yearly bonuses (the “Bonuses”). Based on meeting such Bonus Criteria, Mr. Morrell may receive Bonuses in cash or stock equal to twelve (12) months of Monthly Payments, adjusted consistent with performance against Bonus Criteria.

In the event that the Company or a subsidiary sells or transfers the find.com URL, including if such sale or transfer occurs as part of a sale or transfer of the Company or a subsidiary, the Consulting Agreement shall be extended for six months and Mr. Morrell shall be entitled to receive Monthly Payments for such periods.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of April 15, 2014 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our Directors; (iii) each of our executive officers; and (iv) all of our current executive officers and Directors as a group. As of March 31, 2014, 46,264,785 shares of common stock were issued and outstanding (which does not include the 1,460,125 shares committed to be issued and disclosed above) and 1,000 shares of Series A Preferred Stock (which vote in aggregate 51% of the shareholder vote (48,153,144 shares in aggregate)) were issued and outstanding for 94,417,929 total voting shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2014, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 13663 Providence Road, Ste. #253, Weddington, NC  28104.

	Beneficial Ownership
Name	Common Stock Beneficially Owned (2)	Common Stock Percentage Beneficially Owned	Series A Preferred Stock Voting Rights	Total Voting Percentage (2)
Richard M. Morrell (1)	3,162,500	6.6%	48,153,144 (3)	53.5%
	(1)(8)(9)

Christine B. Cheney (5)	2,300,000	5.0%	-	2.4%

Brian Waldo (6)	2,000,000	4.3%	-	2.1%

All officers and Directors as a group	7,462,500	15.6%	48,153,144 (3)	57.9%
5% Shareholders

Phoenix Restructuring (4)	14,000,000	30.3%	-	14.8%

Jeffrey Sisk (12)	3,000,000	6.5%	-	3.2%

Matthew Krieg (11)	3,000,000	6.5%	-	3.2%

John Strickland and Kimberly Ann Griffith (7)	2,500,000	5.1%	-	2.6%
Cynthia White (10)	2,489,977	5.4%	-	2.6%

* Less than one percent.

(1) Mr. Morrell owns 1,000 shares of Series A Preferred Stock (see also footnote 2, below).  He also owns 1,600,000 shares of common stock received as compensation for his role as Chief Executive Office.

(2) Based on 94,417,929 total voting shares, which includes 46,264,785 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding which provides the holder thereof the right to vote 51% of the vote on any shareholder matters, equal to 48,153,144 voting shares.

(3) Represents voting shares of the 1,000 shares of Series A Preferred Stock beneficially owned by Mr. Morrell that are able to vote.  See also footnote 2 above.

(4) Phoenix Restructuring, Inc. holds shares for the benefit of over 300 defined recipients for future distribution. Address: P.O. Box 435, Mineral Springs, NC  28108

(5) Christine B. Cheney owns 2,300,000 shares of common stock received as compensation for her role as Chief Financial Officer and compensation for previous services rendered.

(6) Brian Waldo owns 2,000,000 shares of common stock received as compensation for his role as Chief Information Officer and compensation for previous services rendered.

(7) Represents shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued on August 15, 2012, in the amount of $200,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on August 15, 2014, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. Interest payments are current and balance of note is $200,000.  Address: 2696 Redding Road NE, Atlanta, GA  30319

(8) Includes shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued on July 11, 2013, in the amount of $25,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on July 10, 2015, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. Interest payments are current and balance of note is $25,000.

(9) Includes shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued on December 1, 2013, in the amount of $100,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on November 30, 2015, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. Interest payments are current and balance of note is $100,000.

(10) Cynthia White owns 2,300,000 shares of common stock received as compensation for her role as Chief Executive Officer and for prior services rendered to the Company.  She also holds 189,977 shares of common stock issued in connection with her ownership of a Secured Note, which includes shares that have not yet been issued as disclosed above. Address: 13363 Providence Road, #235, Weddington, NC  28104

(11) Matthew Krieg owns 3,000,000 shares of common stock received in exchange for 1,000 shares of Series A Preferred stock exchanged.  Address: 20225 NE 34th Court, Unit #413, Aventura, FL  33108

(12) Jeffrey Sisk owns 3,000,000 shares of common stock received in the MedicalWork transaction of 2011.  Address: 199 Daisy Street, Homosassa, FL  34446

Changes in Control

The Company is not aware of any arrangement which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 15, 2012, the Company borrowed $200,000 from John Strickland and Kimberly Ann Griffith, joint tenants, and issued a Convertible Promissory Note in the amount of $200,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.08 per share.

On May 13, 2013, Matthew Krieg resigned as Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director of the Company.  Cynthia S. White was appointed interim Chief Executive Officer, President and Director.  Christine B. Cheney was appointed Chief Financial Officer, Secretary and Treasurer.  Brian Waldo was appointed Chief Information Officer.

In May 2013, the Company borrowed $5,000 from Cynthia White, the then interim Chief Executive Officer, President and Director. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2013, a total of $5,000 was owed to Ms. White.

On July 11, 2013, the Company borrowed $25,000 from Richard M. Morrell and issued a Convertible Promissory Note in the amount of $25,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on July 10, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

On July 22, 2013, Cynthia S. White resigned as interim Chief Executive Officer, President and Director of the Company and Richard M. Morrell was appointed as Chief Executive Officer, President and Director.

In September 2013, Cynthia S. White, our then Director and a Secured Note Holder, converted $10,000 of short-term loans to a $10,000 bridge loan with identical terms as those described above for the other bridge notes.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan, which shares were issued during the three months ended September 30, 2013.

On November 27, 2013, Cynthia S. White sold the 1,000 shares of Series A Preferred Stock that she owned to Richard M. Morrell, the Company’s Chief Executive Officer, for $10.  As a result of the purchase of the Series A Preferred Stock, Mr. Morrell obtained control of the Company, due to the fact that the Series A Preferred Stock has the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote.

Effective November 27, 2013, Cynthia S. White resigned as a Director of the Company and as a Director and officer of subsidiaries of the Company due to personal health issues.  Ms. White’s resignation did not reflect any disagreements with the Company, including on any matter relating to the Company's operations, policies and practices.

On November 25, 2013, to be effective as of July 22, 2013 (the “Effective Date”), the Company entered into a Consulting Agreement with its Chief Executive Officer and President, Richard M. Morrell.  Effective on the Effective Date, the Company issued Mr. Morrell 1,000,000 shares of restricted common stock of the Company in consideration for agreeing to provide the services and consulting services rendered prior to the Effective Date.  The Company agreed to issue Mr. Morrell 600,000 shares of the Company’s restricted common stock as long as Mr. Morrell is still providing services pursuant to the Consulting Agreement on January 22, 2014 (which shares have been issued to date).

On December 1, 2013, the Company borrowed $100,000 from Richard M. Morrell and issued a Convertible Promissory Note in the amount of $100,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on November 30, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares, valued at $3,000, to Richard M. Morrell, pursuant to the terms of his consulting agreement; 700,000 shares, valued at $3,500, to Brian Waldo; 300,000 shares, valued at $1,500, to Cynthia White for advisory services; and 300,000 shares, valued at $1,500, to Christine B. Cheney.

Related Party Notes and Company Securities

Ms. White (our former President and Director), as a former member of URL Holdings, LLC (which we acquired in June 2010), holds a Secured Note in the principal amount of $98,771 issued in connection with the acquisition of URL Holdings, LLC, and her husband, as a former member of URL Holdings, LLC, holds a Secured Note in the principal amount of $57,472.  Additionally, both Ms. White and her husband hold various shares of common stock (and rights to receive shares of common stock which haven’t been issued to date) in connection with the Company’s acquisition of URL Holdings, LLC and various forbearances agreed to by the URL Holdings Note holders in connection with the Company’s default in the repayment of the notes.

Phoenix Restructuring, Inc.

Phoenix Restructuring, Inc. (“Phoenix”) serves as the collateral agent in connection with the Company’s outstanding promissory notes totaling an aggregate of $2,920,250, which were issued in connection with the acquisition of the Find.com URL in June 2010, the payment of which is secured by a security interest in substantially all of the Company’s assets, unless specifically released as with the MedicalWork transaction, (the “URL Holding Notes”). Phoenix became the Collateral Agent of record for the URL Holding Notes, replacing Scientigo, Inc. when it merged into and out of existence with Phoenix on May 31, 2011. As collateral agent, Phoenix is authorized and directed by the majority consent of the URL Secured Note Holders, which must include the specific consent of the largest note holder, Crosshill Capital.

The 14,000,000 shares of the Company’s restricted common stock received as consideration for the sale of the Find.com URL in June 2010 were part of the assets and debt absorbed by Phoenix at the time of the merger.  The shares of restricted common stock will be used by Phoenix to contractually settle any debt or claims pending, fund working capital requirements and to satisfy the declared dividend to the Incumaker, Inc. (the prior public holding company for Phoenix) shareholders of record as set forth in the holding company reorganization agreements, provided that no distribution is contemplated to occur until the $55,000 Note owed by Generation Zero Group is satisfied.

The management team of Phoenix includes Ms. White as CEO/President, Ms. Cheney as CFO and two non-executive Board Members. All actions by Phoenix must be approved by the Board of Directors.

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

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, the Board of Directors (currently consisting solely of Mr. Morrell) will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

We are not required to have independent members of our Board of Directors, do not currently have any independent members of our Board of Directors and do not anticipate having independent Directors until such time as we are required to do so.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Fee Category	2013 Fees	2012 Fees

Audit Fees	$ 10,000	$ 10,000
Audit Related Fees	$ 5,000	$ 5,000
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

Total Fees	$ 15,000	$ 15,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and period from May 16, 2006 (inception) through December 31, 2013	F-3
Consolidated Statements of Stockholders’ Equity for the and period from May 16, 2006 (inception) through December 31, 2013	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and period from May 16, 2006 (inception) through December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules

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

Generation Zero Group, Inc.
Dated: April 15, 2014	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(8)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(11)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(8)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(11)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(8)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(9)	Forbearance and Note Amendment Agreement

10.14(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(1)	Employment Agreement with Jeffrey Sisk

10.17(1)	Security Agreement with Geronimo Property Trust

10.18(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(11)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(11)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(11)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(11)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(11)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(11)	First Addendum to Forbearance and Note Amendment Agreement

10.25(12)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.26(13)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.27(13)	Extension of $250,000 Modesitt Note (November 2011)

10.28(14)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.29(15)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

21*	Subsidiaries

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

*** Furnished herewith.

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

(5) Filed as an exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 24, 2010, and incorporated herein by reference.

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

(11) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013, and incorporated herein by reference.

(12) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on July 23, 2013, and incorporated herein by reference.

(13) Filed as an exhibit to our Form 10-Q Quarterly Report for the period ending September 30, 2013, filed with the Commission on November 19, 2013, and incorporated herein by reference.

(14) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on December 3, 2013, and incorporated herein by reference.

(15) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on December 10, 2013, and incorporated herein by reference.

 **  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.