Form 10-Q
period 2014-03-31
Generation Zero Group, Inc.
filed 2014-05-08
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   [ ] No   [X]

As of May 7, 2014, the issuer had 46,559,785 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 1,460,125 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	F-1
	Consolidated Statements of Operations (unaudited)	F-2
	Consolidated Statements of Cash Flows (unaudited)	F-3
	Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	3

Item 3.	Quantitative And Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

	PART II
Item 1.	Legal Proceedings	16

Item 1A:	Risk Factors	16

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	16

Item 6.	Exhibits	16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	March 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$ 6,342	$ 17,767
Total current assets	$ 6,342	$ 17,767

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,120,592	$ 3,163,125
Total assets	$ 3,126,934	$ 3,180,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 21,101	$ 21,784
Accrued liabilities	$ 138,137	$ 135,736
Notes payable	$ 3,525,250	$ 3,480,154
Short-term debt - related party	$ 52,116	$ 50,095
Total current liabilities	$ 3,736,604	$ 3,687,770

Notes payable, net of unamortized discount	$ 125,000	$ 125,000
Total liabilities	$ 3,861,604	$ 3,812,770

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 46,265	$ 44,365
authorized; 46,264,785 and 44,364,785 issued and outstanding
Additional paid-in capital	$ 6,640,195	$ 6,632,595
Deficit accumulated during the development stage	$ (7,421,131)	$ (7,308,839)
Total stockholders' equity (deficit)	$ (734,670)	$ (631,878)

Total liabilities and stockholders' equity (deficit)	$ 3,126,934	$ 3,180,892

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2014	2013	2014

Revenues	$ 8,451	$ -	$ 438,058
Cost of Sales	$ -	$ -	$ 9,617
Gross Profit	$ 8,451	$ -	$ 428,441

Operating Expenses:
General, selling and administrative	$ 37,672	$ 32,042	$ 1,133,404
Impairment of oil and gas properties	$ -	$ -	$ 32,520
Impairment of intangible asset	$ -	$ -	$ 1,186,666
Depreciation and amortization	$ 66,667	$ 70,000	$ 1,051,091
Total operating expenses	$ 104,338	$ 102,042	$ 3,403,680

Operating loss	$ (95,888)	$ (102,042)	$ (2,975,240)

Other revenue and expenses:
Loss from discontinued operations	$ -	$ -	$ (1,788,988)
Loss on abandonment of assets	$ -	$ -	$ (3,028)
Forgiveness of debt	$ -	$ -	$ 852,527
Interest expense	$ (16,404)	$ (16,356)	$ (3,506,402)

Net income (loss)	$ (112,292)	$ (118,398)	$ (7,421,131)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)
Weighted average common shares outstanding	44,609,443	32,414,785

See notes to consolidated financial statement

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,		(Unaudited) May 16, 2006 (Inception) Through March 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (112,292)	$ (118,398)	$ (7,421,131)
Adjustments to reconcile net loss to cash used:
Depreciation	$ -	$ -	$ 4,108
Amortization of debt discount	$ -	$ -	$ 2,712,732
Amortization of intangible assets	$ 66,667	$ 70,000	$ 1,046,667
Debt used for interest	$ -	$ -	$ 264
Impairment of oil and gas properties	$ -	$ -	$ 32,520
Impairment of intangible assets	$ -	$ -	$ 1,186,666
Stock issued for services	$ 9,500	$ -	$ 40,800
Warrant expense	$ -	$ -	$ 19,119
Donated services	$ -	$ -	$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables	$ -	$ (10,265)	$ -
Accounts payable	$ (683)	$ (12,400)	$ 20,754
Accrued liabilities	$ 2,402	$ 11,357	$ 158,927
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (34,406)	$ (59,706)	$ (2,133,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	$ (24,135)		$ (88,355)
Proceeds from sale of properties	$ -	$ -	$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ (24,135)	$ -	$ (65,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 47,116	$ -	$ 633,326
Repayments of related party debt	$ -	$ -	$ (294,042)
Proceeds from convertible debt	$ -	$ -	$ -
Proceeds from issuance of preferred stock	$ -	$ -	$ 157,510
Proceeds from issuance of common stock	$ -	$ -	$ 1,708,950
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 47,116	$ -	$ 2,205,744

NET CHANGE IN CASH	$ (11,425)	$ (59,706)	$ 6,342
Cash, beginning of period	$ 17,767	$ 73,714	$ -
Cash, end of period	$ 6,342	$ 14,008	$ 6,342

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $112,292, for the quarter ended March 31, 2014, and had an accumulated deficit of $7,421,131 as of March 31, 2014. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital.  The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.Find.com.  The purchase consideration included cash, restricted common stock and secured notes. The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

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

NOTE 5 - CONTESTED LEGAL CLAIMS

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Notes ( the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin us from selling find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Company subsequently filed an answer to the lawsuit, denying Geronimo’s claims, disputing substantially all of Geronimo’s allegations as untrue, and asserting counterclaims against Geronimo including tortious interference with business relations; conspiracy to commit tortious interference with business relations; defamation; conspiracy to commit defamation; breach of contract; fraud; conspiracy to commit fraud; and seeking attorney’s fees and expenses of litigation.  Geronimo dropped all fraud claims and contest of the timely extension of the note and the Company dropped all asserted counterclaims against Geronimo.

On December 13, 2013, Geronimo was awarded a judgment specifically against the Company in the amount of $386,950 with an interest rate of 24%, ignoring the other defendants in the lawsuit.

Our shareholders and Note Holders encouraged our management to appeal this judgment. On January 10, 2014 we filed an appeal of the judgment.

Additionally, as described below under Note 10, as a result of the discoveries made during investigation efforts associated with the Geronimo Judgment appeal, on April 29, 2014, we filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit

At this stage of the appeal process and our investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims, as well as preserve its indemnity rights against Mr. Sisk (who agreed to indemnify us against claims associated with the Geronimo Note) to offset any damages.  In the event we are required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the Secured Note Holders (see Note 7) to prevent foreclosure on their default notes.  The Company is entitled to seek control of assets secured by the security interest with Mr. Sisk in order to mitigate any damages.

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. At March 31, 2014 and December 31, 2013, there was an outstanding balance of $52,116 and $50,095, respectively, due the shareholders and Directors as short-term related party debt.  Richard M. Morrell, our current Chief Executive Officer and Director, has loaned the Company $47,116 (not including amounts owed pursuant to Convertible Promissory Notes described below). Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below.

Richard M. Morrell, our Chief Executive Officer and director, has loaned the Company $125,000 as of March 31, 2014, $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; and $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to the Company’s newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com®”).  As of the date of this filing a total of $13,311 is owed on the line of credit.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com® to use the Find.com URL.  Pursuant to the terms of the license, Find.com® is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com® for operations and business development.

NOTE 7 – THIRD PARTY TRANSACTIONS

The Company owed Scientigo, Inc. $155,000 as part of the Find.com URL transaction referenced in Note 3 above.   The Company made payments of $100,000 to Scientigo, leaving a balance of $55,000 which is in default.  Forbearance was granted until January 2, 2014. Management is in current negotiations to extend the forbearance period.

On June 30, 2010 the Company issued secured notes to acquire the Find.com URL as referenced in Note 3 above, in the amount of $3,070,000 bearing interest at the rate of 12% and having a maturity date of December 31, 2011.   The Company did not make the required payments under the secured Find.com notes to the holders thereof when due. The Collateral Agent for the Notes declared the Notes in default in November 2010. The Company originally negotiated a Forbearance Agreement with the Note Holders to effect forbearance for four months through March 15, 2011.

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  The Secured Notes have an outstanding balance of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg, which transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  Management is in current negotiations with the Note Holders to extend the forbearance period.

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

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of our then directors and a Secured Note Holder converted $10,000 short-term debt disclosed in Note 6 to a $10,000 bridge loan.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

In October 2013, Find.com® entered into an agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling pay-per-click advertising through the find.com website. The agreement had an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement has been automatically extended as of the date of this filing. The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement Find.com® receives 10% of the revenues generated by the agreement.

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

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares to Richard M. Morrell, pursuant to the terms of his consulting agreement; 300,000 shares to Cynthia White for advisory services; 300,000 shares to Christine B. Cheney and 700,000 shares to Brian Waldo.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of March 31, 2014, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of March 31, 2014, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS

On April 16, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares to a third party vendor as payment in-lieu of cash.

Effective January 1, 2014 the Company and Find.com, Inc. entered into agreements with Christine B. Cheney as our Chief Financial Officer, Secretary and Treasurer; and Brian Waldo as our Chief Information Officer.

As a result of the discoveries made during investigation efforts associated with the Geronimo Judgment appeal (see Note 5), on April 29, 2014, we filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton county, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, we are pursuing damages which we believe were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  Generation Zero asserts that during the period of 2010 through 2011 the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and our then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.

The Complaint filed by the Company outlines the actions and injuries uncovered thus far by the Company’s investigation and the Company intends to pursue all legal remedies available to it in connection with such Complaint.  At this very early stage of the litigation, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously assert its legal rights against damages caused.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to March 31, 2014.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on April 15, 2014, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

The Company did not make the required payments under the URL Secured Notes to the holders thereof when due. The Collateral Agent for the URL Secured Notes declared the Notes in default in November 2010. The Company negotiated a Forbearance Agreement with the URL Secured Note Holders to effect forbearance for four months through March 15, 2011, provided that the Company was not able to repay the Notes on or before March 15, 2011. The Company had no revenue-generating opportunities or other means to make payments on the notes or pay its default obligations, to monetize the Find.com URL, and to address multiple years of delinquent SEC filings, audits and annual state filings. Subsequently in April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreements and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any default under the forbearance agreement occurred.  The Secured Notes have an outstanding balance of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The April 2012 forbearance extension also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, on execution of default options, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. We also agreed to pay the Note Holders up to 25% of our cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met.  As a forbearance fee, we agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder, which shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork and the Company into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”). The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note. The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note on December 31, 2011 was current and had been automatically extended.  The Company remained an obligor on the Geronimo Note following the parties’ entry into the Rescission Agreement/negotiated buy-back, described below.   Geronimo filed a lawsuit, naming the Company as one of the Defendants, and subsequently obtained a judgment against only the Company (see “Legal Proceedings” below). The Company has appealed the judgment and filed a Complaint against various parties in connection with the Geronimo Note among other transactions (see “Legal Proceedings” below).    At this stage of the appeal/litigation process  the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims and assert our legal rights against damages caused.  In the event we are required to pay the amounts alleged owed under the judgment which Geronimo obtained, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the URL Secured Note Holders to prevent a foreclosure of our assets in connection with the repayment of the Notes, which are currently in default.  The Company is entitled to seek control of the assets secured by the security interest with Mr. Sisk (described below) in order to mitigate any damages.

Rescission (Negotiated Buy-back) of StaffMD Acquisition

The Company was obligated to pay over $2,000,000 in principal and accrued interest on the Seller Note with the cash flow from operations of MedicalWork by January 1, 2012. The Company had been unsuccessful in raising additional funds needed for working capital for the MedicalWork operations, or to satisfy the Seller Note obligation. The Seller Note was secured by a secondary lien on all of the assets of MedicalWork.  The Company had also pledged its ownership rights over MedicalWork to Mr. Sisk as additional collateral for the repayment of the Seller Note. The acquired MedicalWork assets and cash flow from operations deteriorated at a rapid rate from the date of the merger.  By the end of 2011, it was obvious that the January 1, 2012 default on the Seller Note was imminent and Mr. Sisk was pursuing his collateral rights with the Company.  Effective as of December 31, 2011, we entered into a negotiated Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk. Pursuant to the Rescission Agreement, we agreed to transfer and assign all right, title and interest which we held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note (which then had a balance of $3,367,571) and an Employment Agreement which we had entered into with Mr. Sisk; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that we remain as an obligor under the Geronimo Note (which note remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of our common stock (which shares were issued in connection with the Merger Agreement) to us for cancellation, which shares have been cancelled, and to further pledge to us 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to a Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release us and our agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares subject to the Indemnification Obligations) still have piggy-back registration rights. As a result of the Rescission Agreement, we no longer hold any rights to MedicalWork except that we still remain an obligor under the Geronimo Note (subject to the indemnification from Mr. Sisk), which is currently subject to an ongoing lawsuit as described below under “Legal Proceedings”. The negotiated Rescission Agreement did not affect a full rescission of the Merger Agreement, but only returned the assets and business operations acquired to Mr. Sisk effective as of the date of the Rescission Agreement (and not effective as of the date of the original Merger Agreement).  The results of the negotiations removed significant debt from the Company’s balance sheet and resulted in the cancellation of 3,000,000 shares of issued common stock.

Find.com, Inc. (“Find.com®”)

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

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to Find.com® for working capital.  As of the date of this filing a total of $16,414 is outstanding.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

In October 2013, Find.com® entered into a publisher’s agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling advertising through the Company’s find.com website. The agreement had an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement has been automatically extended as of the date of this filing. The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement we receive 10% of the revenues generated by the agreement.

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

On November 27, 2013, Cynthia S. White resigned as Director of the Company and as a director and officer of subsidiaries of the Company. She sold the 1,000 shares of Series A Preferred Stock that she owned to Richard M. Morrell, the Company’s Chief Executive Officer, for $10.  As a result of the purchase of the Series A Preferred Stock, which Series A Preferred Stock has the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”), a change of control of the Company was deemed to have occurred.

Recent Transactions:

Christine B. Cheney Consulting Agreement

On April 30, 2014, and effective January 1, 2014, the Company and Find.com, Inc. entered into a Consulting Agreement with its Chief Financial Officer, Treasurer, and Secretary, Christine B. Cheney.  Pursuant to the Consulting Agreement Ms. Cheney agreed to serve as the Chief Financial Officer, Treasurer and Secretary of the Company and to serve as Chief Financial Officer of Find.com, Inc. The Consulting Agreement continues until the first to occur of (a) the death or disability of Ms. Cheney; or (b) thirty (30) days written notice by either the Company or Ms. Cheney of their intent to terminate the agreement.

Beginning January 1, 2014, the Company agreed to pay Ms. Cheney a quarterly consulting fee in shares of restricted common stock (paid quarterly in arrears) and Find.com, Inc. agreed to pay Ms. Cheney a quarterly consulting fee in cash (paid monthly in arrears), which is dependent on the Company’s quarterly net revenue.  The Company and Find.com, Inc. also agreed to provide Ms. Cheney an annual cash bonus and an annual stock bonus, adjustable upwards or downwards based on certain pre-determined performance criteria.

Brian Waldo Consulting Agreement

On April 30, 2014, and effective January 1, 2014, the Company and Find.com, Inc. entered into a Consulting Agreement with its Chief information Officer, Brian Waldo.  Pursuant to the Consulting Agreement Mr. Waldo agreed to serve as the Chief Information Officer of the Company. The Consulting Agreement continues until the first to occur of (a) the death or disability of Mr. Waldo; or (b) thirty (30) days written notice by either the Company or Mr. Waldo of their intent to terminate the agreement.

Beginning January 1, 2014, the Company agreed to pay Mr. Waldo a quarterly consulting fee in shares of restricted common stock (paid quarterly in arrears) and Find.com, Inc. agreed to pay Mr. Waldo a quarterly consulting fee in cash (paid monthly in arrears) which is dependent on the Company’s quarterly net revenue.  Find.com, Inc. and the Company also agreed to provide Mr. Waldo an annual cash bonus and an annual stock bonus, adjustable upwards or downwards based on certain pre-determined performance criteria.

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

•

Over 50 unique articles created exclusively for Find.com®;

•

Over 3,000 likes on Facebook;

•

Over 4,200 pins and 600 followers on Pinterest;

•

Over 700,000 views and more than  2,200 members in our Google Plus communities; and

•

April 2014 marked the first month in which Find.com®’s revenues exceeded its expenses.

Due to volatility of our early revenue streams, we are recognizing revenue on a cash-accounting basis, resulting in a 1-2 month lag between when revenue is earned and when revenue is recognized.  The following chart illustrates our traffic growth and corresponding estimated revenue growth, by month.

	Visitors	Revenue
May-13	14,361	$ -
Jun-13	13,977	$ -
Jul-13	14,127	$ -
Aug-13	13,871	$ 439
Sep-13	12,056	$ 813
Oct-13	12,451	$ 549
Nov-13	13,907	$ 414
Dec-13	23,520	$ 453
Jan-14	534,822	$ 1,048
Feb-14	2,969,677	$ 1,940
Mar-14	3,731,041	$ 5,463
Apr-14	2,660,297	$ 15,469
May-14*		$ 17,500
* May-14 revenue shown has been earned

RESULTS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

We had revenues of $8,451 for the three months ended March 31, 2014, compared to no revenues for the three months ended March 31, 2013.  Revenues were generated through our subsidiary Find.com® and increased due to increased traffic to the website and as a result of our publisher’s agreement, described above.

We had no cost of sales for the three months ended March 31, 2014 or for the three months ended March 31, 2013.

We had general and administrative expenses of $37,672 for the three months ended March 31, 2014, compared to general and administrative expenses of $32,042 for the three months ended March 31, 2013, an increase of $5,630 from the prior period.  The increase in general and administrative expenses was mainly related to consulting fees (described above).

We had $66,667 in amortization and depreciation expense for the three months ended March 31, 2014 compared with amortization and depreciation expense of $70,000 for the three months ended March 31, 2013. The decrease of $3,333 represents the impairment of the find.com technology assets recognized in 2013.

We had a total operating loss of $95,888 for the three months ended March 31, 2014, compared to a total operating loss of $102,042 for the three months ended March 31, 2013, a decrease in total operating loss of $6,154 from the prior period due to the reasons stated above.

We had interest expense of $16,404 for the three months ended March 31, 2014, compared to interest expense of $16,356 for the three months ended March 31, 2013, an increase in interest expense of $48 from the prior period, which increase was in connection with issuance of convertible debt, described above.

We had a total net loss of $112,292 for the three months ended March 31, 2014, compared to a total net loss of $118,398 for the three months ended March 31, 2013, a decrease in net loss of $6,106 from the prior period, which was mainly due to the increase in revenues as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,126,934 as of March 31, 2014, consisting of intangible assets, net of accumulated amortization of $3,120,592 and total current assets of $6,342, consisting solely of cash.

We had total liabilities as of March 31, 2014 of $3,861,604, consisting of total current liabilities of $3,736,604; which included $21,101 of accounts payable, $138,137 of accrued liabilities and $52,116 of related party short-term debt, of which $47,116 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director and $5,000 was owed to Cynthia White, the Company’s former Chief Executive Officer and Director, in connection with certain loans made to the Company as described below; and non-current liabilities consisting of $125,000 of long-term notes payable as described below.

We had a working capital deficit of $3,730,262 and a total deficit accumulated during the development stage of $7,421,131 as of March 31, 2014.

We incurred a net loss of $112,292 for the three months ended March 31, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $34,406 of net cash used in operating activities for the three months ended March 31, 2014, which was mainly due to a net loss of $112,292 offset by $66,667 of amortization of intangible assets.

We had $24,135 of net cash used in investing activities for the three months ended March 31, 2014, which was due solely to development costs of the Find.com® platform.

We had $47,117 of net cash provided by financing activities for the three months ended March 31, 2014, which was due solely to proceeds from related party debt.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s then sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 900,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2012 and 2013, a total of $320,304 and $360,926, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  As of March 31, 2014, a total of $371,863 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2012 and 2013, a total of $62,224 and $70,116, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. As of March 31, 2014, a total of $72,241 was owed under the Third Party Note.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets. As of December 31, 2013 and March 31, 2014, there was $50,000 outstanding on these non-interest bearing notes.

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

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia White for working capital specific to the Find.com® operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com® operations.  The amount loaned bears 10% interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of March 31, 2014, a total of $5,255 was owed to Ms. White.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2014, there was $25,000 outstanding on this Convertible Promissory Note.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2014, there was $100,000 outstanding on this Convertible Promissory Note.

As of the date of this filing, the Company owes $2,920,250 to the URL Secured Note Holders (described above under “Corporate History’ – “”)”) in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, however, pursuant to the terms of a Forbearance Agreement and a First Addendum, the Note Holders agreed to forbear from taking any action in connection with the default during a forbearance period which ended on January 2, 2014 (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed above). We also agreed to pay the Note Holders up to 25% of the amount of our cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements were met. We are in current negotiations with the Note Holders to further extend the forbearance period, provided that we can provide no assurances that an extension will be granted on favorable terms, if at all.  As the period of forbearance has expired, the URL Secured Note Holders may, at any time, declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

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

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork, and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Note (the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin us from selling find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $33,000 of late charges).  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

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

On December 13, 2013, Geronimo was awarded a judgment specifically against the Company in the litigation in the amount of $386,950 with an interest rate of 24%, ignoring the other defendants in the lawsuit.

Our shareholders and Note Holders encouraged our management to appeal this judgment. On January 10, 2014 we filed an appeal of the judgment.

As a result of the discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 we filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, we are pursuing damages which we believe were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (the "Fialkow Entities") acting directly and in concert with others.  Generation Zero asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and our then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.

The Complaint filed by the Company outlines the actions and injuries uncovered thus far by the Company’s investigation and the Companyintends to pursue all legal remedies available to it in connection with such Complaint.  At this very early stage of the litigation, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously assert its legal rights against damages caused.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on  April 15, 2014, and investors are encouraged to review such risk factors prior to making an investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares to Richard M. Morrell, our Chief Executive Officer and sole Director, pursuant to the terms of his consulting agreement; 300,000 shares to Cynthia White for advisory services rendered; 300,000 shares to Christine B. Cheney, our Chief Financial Officer, Secretary and Treasurer and 700,000 shares to Brian Waldo, our Chief Information Officer.

On April 16, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, our Chief Information Officer, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney (or her assigns), our Chief Financial Officer, Secretary and Treasurer,  pursuant to the terms of the consulting agreement for services rendered; and 100,000 shares to a third party vendor as payment in-lieu of cash.

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

Generation Zero Group, Inc.
Dated: May 8, 2014	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC
3.1(2)	Articles of Incorporation
3.2(3)	Certificate of Designations of Series A Preferred Stock
3.3(3)	Certificate of Designations of Series B Preferred Stock
3.4(4)	Certificate of Amendment to Articles of Incorporation
3.5(2)	Bylaws
10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.
10.2(6)	Share Exchange Agreement with the Members of URL Holding
10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes
10.5(6)	Form of Secured Promissory Notes
10.6(6)	$55,000 Promissory Note with Scientigo
10.7(7)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC
10.8(8)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010
10.9(11)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012
10.10(8)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010
10.11(11)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012
10.12(8)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010
10.13(9)	Forbearance and Note Amendment Agreement
10.14(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)
10.15(1)	Promissory Note ($250,000 – Geronimo Property Trust)
10.16(1)	Employment Agreement with Jeffrey Sisk
10.17(1)	Security Agreement with Geronimo Property Trust
10.18(1)	Subordination Agreement with Collateral Agent for Senior Noteholder
10.19(11)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk
10.20(11)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)
10.21(11)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)
10.22(11)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)
10.23(11)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)
10.24(11)	First Addendum to Forbearance and Note Amendment Agreement
10.25(12)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)
10.26(13)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)
10.27(13)	Extension of $250,000 Modesitt Note (November 2011)
10.28(14)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)
10.29(15)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)
10.30*	Consulting Agreement with Christine B. Cheney (April 30, 2014)
10.31*	Consulting Agreement with Brian Waldo (April 30, 2014)
31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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