Form 10-Q
period 2014-06-30
Generation Zero Group, Inc.
filed 2014-08-14
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ ]     No   [X]

As of August 12, 2014, the issuer had 48,085,602 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 773,669 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

PART I   FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	30-Jun	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$ 5,328	$ 17,767
Total current assets	$ 5,328	$ 17,767

Intangible assets	$ 4,083,139	$ 4,000,000
Amortization of Intangible assets	$ (1,000,000)	$ (866,667)
Total assets	$ 3,088,467	$ 3,180,892
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 18,250	$ 21,784
Accrued liabilities	$ 193,808	$ 135,736
Current Notes Payable	$ 3,530,250	$ 3,480,154
Short-term debt - related party	$ 101,361	$ 50,095
Total current liabilities	$ 3,843,669	$ 3,687,770

Notes payable, related party, > 1 yr	$ 125,000	$ 125,000
Notes payable, > 1 yr	$ 0	$ 0
Total liabilities	$ 3,968,669	$ 3,812,770

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ 0	$ 0
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 46,933	$ 44,365
authorized; 46,932,907 and 44,364,785 issued and outstanding
Additional paid-in capital	$ 6,642,555	$ 6,632,595
Deficit accumulated during the development stage	$ (7,569,691)	$ (7,308,839)
Total stockholders' deficit	$ (880,202)	$ (631,878)
Total liabilities and stockholders' deficit	$ 3,088,467	$ 3,180,892

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)		(Unaudited)		(Unaudited)
Three Months Ended		Six Months Ended		May 16, 2006 (Inception) Through
June 30,		June 30,		June 30,
2014	2013	2014	2013	2014

Revenues	$ 42,766	$ -	$ 51,217	$ -	$ 478,064
Cost of Sales	$ -	$ -	$ -	$ -	$ 9,617
Gross Profit	$ 42,766	$ -	$ 51,217	$ -	$ 471,207

Operating Expenses:
General, selling and administrative	$ 120,993	$ 73,418	$ 158,664	$ 105,460	$ 1,254,397
Impairment of oil & gas properties	$ -	$ -	$ -	$ -	$ 32,520
Impairment of intangible asset	$ -	$ -	$ -	$ -	$ 1,186,666
Depreciation and amortization	$ 66,667	$ 70,000	$ 133,333	$ 140,000	$ 1,117,758
Total operating expenses	$ 187,659	$ 143,418	$ 291,997	$ 245,460	$ 3,591,340

Operating loss	$ (144,893)	$ (143,418)	$ (240,780)	$ (245,460)	$ (3,120,133)

Other revenue and expenses:
Loss from discontinued operations	$ -	$ -	$ -	$ -	$ (1,788,987)
Loss on abandonment of assets	$ -	$ -	$ -	$ -	$ (3,028)
Forgiveness of debt	$ -	$ 30,484	$ -	$ 30,484	$ 852,527
Interest expense	$ (3,667)	$ (17,040)	$ (20,072)	$ (33,396)	$ (3,516,802)

Net income (loss)	$ (148,560)	$ (129,974)	$ (260,852)	$ (248,372)	$ (7,569,691)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding	47,047,396	35,135,896	47,047,396	35,135,896

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (260,852)	$ (248,372)	$ (7,569,691)
Adjustments to reconcile net loss to cash used:
Depreciation			$ 4,108
Amortization of debt discount			$ 2,712,732
Amortization of intangible assets	$ 133,333	$ 140,000	$ 1,113,333
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,186,666
Stock issued for services	$ 2,568	$ 10,700	$ 33,868
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Prepaid expenses and other receivables		$ (556)	$ -
Accounts payable	$ (3,534)	$ (8,392)	$ 17,903
Accrued liabilities	$ 58,071	$ 23,080	$ 214,596
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (70,414)	$ (93,849)	$ (2,169,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	$ (53,348)		$ (117,568)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ (53,348)	$ -	$ (95,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party debt	$ 101,362	$ 15,000	$ 262,572
Repayments of third party debt		$ (30,167)	$ (294,042)
Proceeds from convertible debt			$ 425,000
Proceeds from issuance of preferred stock			$ 157,510
Proceeds from issuance of common stock	$ 9,960	$ 25,800	$ 1,718,910
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 111,322	$ 10,633	$ 2,269,950

NET CHANGE IN CASH	$ (12,439)	$ (83,216)	$ 5,328
Cash, beginning of period	$ 17,767	$ 73,714	$ -
Cash, end of period	$ 5,328	$ (9,502)	$ 5,328

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $260,852, for the six months ended June 30, 2014, and had an accumulated deficit of $7,569,691 as of June 30, 2014. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is seeking additional funding.  The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although it was still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014 we succeeded in removing the Google penalty, and currently have over 12,000 pages indexing on Google.

www.Find.com URL (“URL”)

On June 30, 2010, Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.Find.com.  The purchase consideration included cash, 14,000,000 shares of Generation Zero’s restricted common stock and secured notes. The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

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

NOTE 5 - CONTESTED LEGAL CLAIMS

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Note ( the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin us from selling Find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $32,000 of late charges.)  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

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

Shareholders and Note Holders encouraged management to appeal this judgment. On January 10, 2014 the Company filed an appeal of the judgment.

At this stage of the appeal process and the investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to continue to vigorously defend itself against Geronimo’s claims, and recently prevailed in a Motion to Supplement the Record which adds substantive additional information to the file that will be sent to the Appeals Court.  The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify us against claims associated with the Geronimo Note) to offset any damages.  In the event the Company is required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.  The Company is entitled to seek control of assets secured by the security interest with Mr. Sisk in order to mitigate any damages.

Additionally, as a result of the discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others. Generation Zero asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and our then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. At June 30, 2014 and December 31, 2013, there was an outstanding balance of $101,361 and $50,095, respectively, due the shareholders and Directors as short-term related party debt.  Richard M. Morrell, our current Chief Executive Officer and Director, has loaned the Company $101,361 (not including amounts owed pursuant to Convertible Promissory Notes described below). Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below.

Richard M. Morrell, our Chief Executive Officer and director, has loaned the Company $226,361 as of June 30, 2014. $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015; and $101,361 of which represents short-term funding due upon demand bearing interest at the rate of 10% per annum. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com to use the Find.com URL.  Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to URL Holding’s wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com”).  As of June 30, 2014, a total of $6,840 is owed on the line of credit.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

NOTE 7 – THIRD PARTY TRANSACTIONS

The Company owed Scientigo, Inc. $155,000 as part of the Find.com URL transaction referenced in Note 3 above.   The Company made payments of $100,000 to Scientigo, leaving a balance of $55,000 which is in default.  Forbearance was granted until January 2, 2014.  Management is in current negotiations to extend the forbearance period and terms of payment.

On June 30, 2010, the Company issued secured notes to acquire the Find.com URL as referenced in Note 3 above, in the amount of $3,070,000 bearing interest at the rate of 12% and having a maturity date of December 31, 2011.   The Company did not make the required payments under the secured Find.com notes to the holders thereof when due. The Collateral Agent for the Notes declared the Notes in default in November 2010. The Company originally negotiated a Forbearance Agreement with the Note Holders to effect forbearance for four months through March 15, 2011.

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  The Secured Notes have an outstanding balance of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 773,669 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg, which transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance has subsequently been extended to January 2, 2015 with an automatic extension to January 2, 2016 unless a majority (by value) of the noteholders notifies the Company otherwise.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. The holder of this note agreed to mirror all deferrals and waivers by the Secured Note holders going forward, with forbearance on this note commencing as of January 23, 2014.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note.  The holder of this note agreed to mirror all deferrals and waivers by the Secured Note holders going forward.

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of our then directors and a Secured Note Holder converted $10,000 of short-term debt disclosed in Note 6 to a $10,000 bridge loan.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. The holders of this note agreed to extend the maturity date until August 15, 2015.

In October 2013, Find.com entered into an agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling pay-per-click advertising through the Find.com website. The agreement had an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement has been automatically extended as of the date of this filing. The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement Find.com receives 10% of the revenues generated by the agreement.

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

As disclosed in Note 7, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The Company has issued 686,456 of these shares to date, leaving 773,669 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

On June 30, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares to a third party vendor as payment in-lieu of cash.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which have a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of June 30, 2014, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which have a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of June 30, 2014, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – SUBSEQUENT EVENTS (unaudited)

Richard M. Morrell, our Chief Executive Officer and director, loaned the Company $100,000 which was evidenced by a Convertible Promissory Note issued July 1, 2014, bearing interest at the rate of 10% per annum with a maturity date of June 30, 2016.  $80,039.20 of the loan proceeds were applied to settle short-term loans and related accrued interest owed to Mr. Morrell on July 3, 2014.

Seed Corn is an online marketing partner which sends the majority of traffic to the Find.com website, and accounts for a large share of Find.com’s current revenue, by way of their arbitrage model.  There was an unexpected and tragic passing of a principal at Seed Corn that resulted in a stoppage of traffic in June 2014, which affected Q2 and Q3 traffic and related revenue. Seed Corn has subsequently reorganized its management team and has already resumed business at previous levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to June 30, 2014.

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

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although it was still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014 we succeeded in removing the Google penalty, and currently have over 12,000 pages indexing on Google.

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

The Company did not make the required payments under the URL Secured Notes to the holders thereof when due. The Collateral Agent for the URL Secured Notes declared the Notes in default in November 2010. The Company negotiated a Forbearance Agreement with the URL Secured Note Holders to effect forbearance for four months through March 15, 2011, provided that the Company was not able to repay the Notes on or before March 15, 2011. The Company had no revenue-generating opportunities or other means to make payments on the notes or pay its default obligations, to monetize the Find.com URL, and to address multiple years of delinquent SEC filings, audits and annual state filings. Subsequently in April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreements and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any default under the forbearance agreement occurred.  The Secured Notes have an outstanding balance of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. As of the date of this filing, there are still 773,669 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The April 2012 forbearance extension also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, on execution of default options, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. We also agreed to pay the Note Holders up to 25% of our cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were me.

As provided under the negotiated terms of the extended forbearance, a consulting team was engaged to work with Mr. Krieg to facilitate bringing all audits and SEC filings current, to define and develop the infrastructure for a viable platform to monetize the Find.com URL, and to find investment monies to support these initiatives.  As of May 6, 2013 we had completed audits for the years ending December 31, 2012, 2011 and 2010, and had brought our SEC filings current through March 31, 2013 (provided that we have also continued to make timely filings with the SEC).  At that time, the secured Note Holders executed their option to transfer control of the Company from Mr. Krieg and to replace management (See “Change in Control” below). Our new management team has negotiated with the Note Holders to further extend the forbearance period of the Notes to January 2, 2015, with an automatic extension to January 2, 2016, unless a majority (by value) of the noteholders notifies the Company otherwise. The URL Secured Note Holders may, at any time in which the conditions of the forbearance extension are not met, declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

By the end of 2010, the Company had been unsuccessful in raising funds for working capital or in generating significant revenues with Find.com, and began pursuing alternative strategies for the Find.com URL, including potential licensing, joint ventures, and other opportunities for the Company.

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

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork and the Company into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”). The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock in consideration for agreeing to enter into the Geronimo Note. The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note on December 31, 2011 was current and had been automatically extended.  The Company remained an obligor on the Geronimo Note following the parties’ entry into the Rescission Agreement/negotiated buy-back, described below. Geronimo filed a lawsuit, naming the Company as one of the Defendants, and subsequently obtained a judgment against only the Company (see “Legal Proceedings” below). The Company has appealed the judgment and filed a Complaint against various parties in connection with the Geronimo Note among other transactions (see “Legal Proceedings” below).    At this stage of the appeal/litigation process the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims and assert its legal rights against damages caused.  In the event we are required to pay the amounts alleged owed under the judgment which Geronimo obtained, it would have a material adverse effect on our results of operations and financial condition and could force us to curtail or abandon our operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up our management’s time, which could further result in a material adverse effect on our results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the URL Secured Note Holders to prevent a foreclosure of our assets in connection with the repayment of the Notes, which are currently in forbearance.  The Company is entitled to seek control of the assets secured by the security interest with Mr. Sisk (described below) in order to mitigate any damages.

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

Find.com, Inc. (“Find.com”)

The Company is concentrating on building the Find.com URL as an e-commerce marketplace platform.  On February 28, 2013, Find.com, Inc. (“Find.com”) was formed as a Nevada corporation, wholly-owned by Find.com URL Holding, LLC (“URL Holding”), a Georgia limited liability company and the owner of the Find.com URL. Find.com is the operational business unit of URL Holding.  Find.com monetizes the Find.com URL through partnerships, affiliate networks, and advertising sales.

Effective on August 1, 2013, the Company’s wholly-owned subsidiary, URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com to use the Find.com URL.  Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to Find.com for working capital.  As of the date of this filing a total of $16,414 is outstanding.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

In October 2013, Find.com entered into a publisher’s agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling advertising through the Company’s find.com website. The agreement had an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement has been automatically extended as of the date of this filing. The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement we receive 10% of the revenues generated by the agreement.

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

Recent Transactions:

Christine B. Cheney Consulting Agreement

On April 30, 2014, and effective January 1, 2014, the Company and Find.com, Inc. entered into a Consulting Agreement with its Chief Financial Officer, Treasurer, and Secretary, Christine B. Cheney.  Pursuant to the Consulting Agreement Ms. Cheney agreed to serve as the Chief Financial Officer of the Company and to serve as the Chief Financial Officer of Find.com, Inc. The Consulting Agreement continues until the first to occur of (a) the death or disability of Ms. Cheney; or (b) thirty (30) days written notice by either the Company or Ms. Cheney of their intent to terminate the agreement.

Beginning January 1, 2014, the Company agreed to pay Ms. Cheney a quarterly consulting fee in shares of restricted common stock (paid quarterly in arrears), which is dependent on the Company’s quarterly net revenue.  The Company and Find.com, Inc. also agreed to provide Ms. Cheney an annual cash bonus and an annual stock bonus, adjustable upwards or downwards based on certain pre-determined performance criteria.

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

Beginning January 1, 2014, the Company agreed to pay Mr. Waldo a quarterly consulting fee in shares of restricted common stock (paid quarterly in arrears) and Find.com, Inc. agreed to pay Mr. Waldo a quarterly consulting fee in cash (paid monthly in arrears), which is dependent on the Company’s quarterly net revenue.  Find.com, Inc. and the Company also agreed to provide Mr. Waldo an annual cash bonus and an annual stock bonus, adjustable upwards or downwards based on certain pre-determined performance criteria

Description of Business Activities

We operate websites at www.generationzerogroup.com and www.find.com.  Access to SEC filings, press releases and information about the Company and our management team is available at www.generationzerogroup.com. The information on, or that may be accessed through, our websites is not incorporated by reference into this filing and should not be considered a part of this filing.

Our current primary business focus is to monetize the Find.com URL.

We launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Subsequent accomplishments to date include:

•

Establishment of a strong Management Team.

•

Migration of the Find.com website to a new platform.  In early 2014, Find.com was migrated from a completely proprietary in-house solution to Magento, which is a widely used e-commerce and CMS platform. Modifications were made to the Magento software in order to allow the continuation of the existing price comparison shopping product search functionality that existed in the version 1 Find.com product as well as to allow Find.com to sell products directly to consumers.  An additional benefit of utilizing Magento is the large community of Magento product companies that offer reasonably priced plugins to add additional value added functionality without the need to develop that functionality from scratch. Find.com has served over 12 million user sessions and over 14 million page views since the launch of the new platform, with an exceptional record of system uptime and availability.

•

Development of key partnerships. At the Company’s current stage, the right partnerships allow Find.com to gain expertise instantly, minimize fixed costs, and move nimbly to capture consumer and industry changes—without unnecessarily increasing ongoing administrative and overhead costs.  Current key partnerships include:

-

Seed Corn is an online marketing partner which sends the majority of traffic to the Find.com website, and accounts for a large share of Find.com’s current revenue, by way of their arbitrage model.  Although there was an unexpected and tragic passing of a principal at Seed Corn that resulted in a stoppage of traffic, which affected Q2 and Q3 traffic, Seed Corn has subsequently reorganized its management team and has already resumed business at previous levels.

-

Saathiva Creations succeeded in removing the Google penalty (discussed above), and is currently developing proposals to partner further with Find.com.

-

reddbug Group performed a detailed review of elements impacting the commercialization of the Find.com website including customer focus groups, competitive analysis, and specific recommendations.  reddbug is currently developing a proposal to further partner with Find.com.

-

E-com Ally has partnered with Find.com in setting up direct product offerings, including shopping cart implementation, payments processing, and distribution, in addition to supplying the actual products themselves.

-

The Company continues to evaluate and nurture current partnerships, and is in active discussions with additional potential partners to meet specific needs as well as contribute overall expertise.

-

•

Acquisition and Growth of Traffic.  Our partnership with Seed Corn, the addition of a full-time content writer to our team to generate unique content and a social-networking presence, and advancements in the development of our site have resulted in significant growth in traffic and overall interest in our website.  Some relevant statistics include as of this filing:

-

Over  six million visitors to Find.com in the second quarter of 2014

-

104 unique articles and 79 unique content pages created exclusively for Find.com to date

-

Google+ = 1,343 Followers – 4,003 Community Members –  5.6 million page views

-

Pinterest = 49 Boards – 6,199 Pins – 755 Followers

-

Facebook = 4.3 out of 5 Rating – 3,469 Page Likes

-

Twitter = 2,571 Tweets – 895 Followers

-

The quarter ending June 30, 2014 marked the first quarter in which Find.com’s revenues exceeded its operating expenses.

•

Removal of Legacy Google Indexing Penalty. A significant setback identified early in the process was that the Find.com URL was not indexed on Google due to an algorithmic penalty, which dated back to earlier developments with the URL under previous management and developers.  As of June 2014, the Company succeeded in getting the penalty lifted and now has over 12,000 Find.com pages indexing on Google.  This is a critical accomplishment as it now enables us to implement a search engine optimization (SEO) strategy and removes a barrier to attracting customers, investors and partners.

•

Results.  Due to volatility of our early revenue streams, we are recognizing revenue on a cash-accounting basis, resulting in a 1-2 month lag between when revenue is earned and when revenue is recognized.  The following chart illustrates our traffic growth and corresponding revenue growth, by month.

	Visitors	Revenue
Jan-14	534,822	$ 1,048
Feb-14	2,969,677	$ 2,029
Mar-14	3,731,041	$ 4,949
Apr-14	2,660,297	$ 12,648
May-14	2,340,568	$ 17,499
Jun-14	999,323	$ 12,287

Current areas of focus for the management team related to Find.com include:

•

Fundraising.  With core elements of our strategy in place and traffic flowing to the website, we are seeking additional funding for enhancements such as marketing expertise, site enhancements to optimize user experience and revenue conversion, SEO, a mobile app, expansion of our direct product offerings, and implementation of a marketplace for third-party vendors.

•

Acquisition of Marketing Expertise.  Management’s evaluation of accomplishments to date indicates that while the Company has been successful at assembling the core building blocks for Find.com, the Company now needs additional marketing expertise to improve the conversion of traffic to revenue, efficiently manage Find.com’s advertising budget, and design and implement successful marketing campaigns. This expertise may come in the form of an addition to the management team, an external consultant, or a new key business partner.  Identification and engagement of this marketing expertise is an immediate priority of Find.com.

RESULTS FROM OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

We had revenues of $42,766 for the three months ended June 30, 2014, compared to no revenues for the three months ended June 30, 2013.  Revenues were generated through our subsidiary Find.com and increased due to increased traffic to the website and as a result of our publisher’s agreement, described above.

We had no cost of sales for the three months ended June 30, 2014 or for the three months ended June 30, 2013.

We had general and administrative expenses of $120,993 for the three months ended June 30, 2014, compared to general and administrative expenses of $73,418 for the three months ended June 30, 2013, an increase of $47,575 from the prior period.  The increase in general and administrative expenses was mainly related to legal fees and the consulting fees (described above).

We had $66,667 in amortization and depreciation expense for the three months ended June 30, 2014 compared with amortization and depreciation expense of $70,000 for the three months ended June 30, 2013. The decrease of $3,333 represents the impairment of the Find.com technology assets recognized in 2013.

We had a total operating loss of $144,893 for the three months ended June 30, 2014, compared to a total operating loss of $143,418 for the three months ended June 30, 2013, an increase in total operating loss of $1,475 from the prior period due to the reasons stated above.

We had interest expense of $3,667 for the three months ended June 30, 2014, compared to interest expense of $17,040 for the three months ended June 30, 2013, a decrease in interest expense of $13,373 from the prior period, which decrease was in connection with the waiver of interest accrued on a third party note, described above.

We had a total net loss of $148,560 for the three months ended June 30, 2014, compared to a total net loss of $129,974 for the three months ended June 30, 2013, an increase in net loss of $18,586 from the prior period, which was mainly due to the increase in legal fees and consulting fees as described above.

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

We had revenues of $51,217 for the six months ended June 30, 2014, compared to no revenues for the six months ended June 30, 2013.  Revenues were generated through our subsidiary Find.com and increased due to increased traffic to the website and as a result of our publisher’s agreement, described above.

We had no cost of sales for the six months ended June 30, 2014 or for the six months ended June 30, 2013.

We had general and administrative expenses of $158,664 for the six months ended June 30, 2014, compared to general and administrative expenses of $105,460 for the six months ended June 30, 2013, an increase of $53,204 from the prior period.  The increase in general and administrative expenses was mainly related to legal fees and the consulting fees (described above).

We had $133,333 in amortization and depreciation expense for the six months ended June 30, 2014 compared with amortization and depreciation expense of $140,000 for the six months ended June 30, 2013. The decrease of $6,667 represents the impairment of the Find.com technology assets recognized in 2013.

We had a total operating loss of $240,780 for the six months ended June 30, 2014, compared to a total operating loss of $245,460 for the six months ended June 30, 2013, a decrease in total operating loss of $4,680 from the prior period due to the reasons stated above.

We had interest expense of $20,072 for the six months ended June 30, 2014, compared to interest expense of $33,396 for the six months ended June 30, 2013, a decrease in interest expense of $13,324 from the prior period, which decrease was in connection with the waiver of interest accrued on a third party note, described above.

We had a total net loss of $260,852 for the six months ended June 30, 2014, compared to a total net loss of $248,372 for the six months ended June 30, 2013, an increase in net loss of $12,480 from the prior period, which was mainly due to the increase in legal fees and consulting fees as described above.

LIQUIDITY AND CAPITAL RESOURCES (unaudited)

We had total assets of $3,088,467 as of June 30, 2014, consisting of intangible assets, net of accumulated amortization of $3,083,139 and total current assets of $5,328, consisting solely of cash.

We had total liabilities as of June 30, 2014 of $3,968,669, consisting of total current liabilities of $3,843,669; which included $18,250 of accounts payable, $193,808 of accrued liabilities, $3,530,250 of current notes payable and $101,361 of related party short-term debt, which $101,361 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director, in connection with certain loans made to the Company as described below; and non-current liabilities consisting of $125,000 of long-term notes payable as described below.

We had a working capital deficit of $3,838,341 and a total deficit accumulated during the development stage of $7,569,691 as of June 30, 2014.

We incurred a net loss of $148,560 for the three months ended June 30, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $70,414 of net cash used in operating activities for the six months ended June 30, 2014, which was mainly due to a net loss of $260,852 partially offset by $133,333 of amortization of intangible assets and accrued legal expenses of $60,129.

We had $53,348 of net cash used in investing activities for the six months ended June 30, 2014, which was due solely to development costs of the Find.com platform.

We had $111,322 of net cash provided by financing activities for the six months ended June 30, 2014, which was due to the issuance of $9,960 of proceeds from the issuance of stock and to proceeds from related party debt.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s then sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 900,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2012 and 2013, a total of $320,304 and $360,926, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  Mr. Modesitt agreed to mirror all deferrals and waivers by the Secured Note holders going forward, including deferral of interest accrual, with forbearance on this note commencing as of January 23, 2014. As of June 30, 2014, a total of $362,490 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2012 and 2013, a total of $62,224 and $70,116, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. The holder of this note agreed to mirror all deferrals and waivers by the Secured Note holders going forward. As of June 30, 2014, a total of $74,430 was owed under the Third Party Note.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets. As of December 31, 2013 and June 30, 2014, there was $50,000 outstanding on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital which included funding for the specific purpose of bringing the Company current in its SEC filings so that the Company would be in a better position to raise additional capital as needed to launch the Company’s strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and is due and payable on August 15, 2014.  The holder of this note has agreed to extend the maturity date of this note until August 15, 2015. The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia White for working capital specific to the Find.com operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com operations.  The amount loaned bears 10% interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of June 30, 2014, a total of $5,388 was owed to Ms. White.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2014, there was $25,000 outstanding on this Convertible Promissory Note.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2014, there was $100,000 outstanding on this Convertible Promissory Note.

On July 1, 2014, Mr. Morrell’s retirement account loaned the Company $100,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”).  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

As of the date of this filing, the Company owes $2,920,250 to the URL Secured Note Holders (described above under “Corporate History’ – “”)”) in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, however, pursuant to the terms of a Forbearance Agreement and a First Addendum, the Note Holders agreed to forbear from taking any action in connection with the default during a forbearance period which ended on January 2, 2014 (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; and the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed above). We also agreed to pay the Note Holders up to 25% of the amount of our cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements were met. The forbearance has subsequently been extended to January 2, 2015 with an automatic extension to January 2, 2016 unless a majority (by value) of the noteholders notifies the Company otherwise. The URL Secured Note Holders may, at any time in which the conditions of the forbearance extension are not met, declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or affect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only two officers and one director, such lack of experienced personnel and segregation of duties may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

On February 12, 2013, Geronimo filed a lawsuit against the Company, MedicalWork, and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Note (the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin us from selling Find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $32,000 of late charges).  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

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

Shareholders and Note Holders encouraged  management to appeal this judgment. On January 10, 2014 the Company filed an appeal of the judgment.

At this stage of the appeal process and the investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to continue to vigorously defend itself against Geronimo’s claims, and recently prevailed in a Motion to Supplement the Record which adds substantive additional information to the file that will be sent to the Appeals Court.  The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify us against claims associated with the Geronimo Note) to offset any damages.  In the event the Company is required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.  The Company is entitled to seek control of assets secured by the security interest with Mr. Sisk in order to mitigate any damages.

Additionally, as a result of the discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  Generation Zero asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and our then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.

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

On June 30, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares to a third party vendor as payment in-lieu of cash.

On July 1, 2014, Richard Morrell’s retirement account loaned the Company $100,000 which was evidenced by a Convertible Promissory Note.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors”, (b) had access to similar documentation and information as would be required in a Registration Statement under the Act and/or (c) were officers and directors of the Company. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

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

Generation Zero Group, Inc.
Dated: August __, 2014	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(8)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(11)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(8)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(11)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(8)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(9)	Forbearance and Note Amendment Agreement

10.14(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(1)	Employment Agreement with Jeffrey Sisk

10.17(1)	Security Agreement with Geronimo Property Trust

10.18(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(11)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(11)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(11)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(11)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(11)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(11)	First Addendum to Forbearance and Note Amendment Agreement

10.25(12)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.26(13)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.27(13)	Extension of $250,000 Modesitt Note (November 2011)

10.28(14)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.29(15)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.30(16)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.31(16)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.32(17)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.33(18)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.34(19)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.35(20)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(16) Filed as an exhibit to our Form 10-Q Quarterly Report for the period ending March 31, 2014, filed with the Commission on May 8, 2014, and incorporated herein by reference.

(17) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on June 3, 2014, and incorporated herein by reference.

(18) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on July 9, 2014, and incorporated herein by reference.

 **  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.