Form 10-Q
period 2014-09-30
Generation Zero Group, Inc.
filed 2014-11-13
CIK 1390072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 000-55287

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

As of November 10, 2014, the issuer had 48,369,851 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 730,059 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(AUDITED)
	September 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$ 5,685	$ 17,767
Total current assets	$ 5,685	$ 17,767

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 3,038,674	$ 3,163,125
Total assets	$ 3,044,359	$ 3,180,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 125,412	$ 21,784
Accrued liabilities	$ 133,599	$ 135,736
Current Notes Payable	$ 3,549,168	$ 3,480,154
Short-term debt - related party	$ 44,444	$ 50,095
Total current liabilities	$ 3,852,623	$ 3,687,770

Notes payable, related party, > 1 yr	$ 200,000	$ 125,000
Notes payable, > 1 yr	$ -	$ -
Total liabilities	$ 4,052,623	$ 3,812,770

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 48,345	$ 44,365
authorized; 48,345,158 and 44,364,785 issued and outstanding
Additional paid-in capital	$ 6,645,695	$ 6,632,595
Deficit accumulated during the development stage	$ (7,702,305)	$ (7,308,839)
Total stockholders' equity (deficit)	$ (1,008,264)	$ (631,878)

Total liabilities and stockholders' equity (deficit)	$ 3,044,359	$ 3,180,892

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Revenues	$ 14,132	$ 1,253	$ 65,350	$ 1,253	$ 494,957
Cost of Sales	$ 1,815	$ -	$ 1,815	$ -	$ 11,432
Gross Profit	$ 12,317	$ 1,253	$ 63,534	$ 1,253	$ 483,524

Operating Expenses:
General, selling and administrative	$ 66,376	$ 48,219	$ 225,039	$ 153,679	$ 1,320,772
Impairment of oil & gas properties	$ -	$ -	$ -	$ -	$ 32,520
Impairment of intangible asset	$ -	$ -	$ -	$ -	$ 1,186,666
Depreciation and amortization	$ 66,667	$ 70,000	$ 200,000	$ 210,000	$ 1,184,424
Total operating expenses	$ 133,043	$ 118,219	$ 425,039	$ 363,679	$ 3,724,382

Operating loss	$ (120,725)	$ (116,966)	$ (361,505)	$ (362,426)	$ (3,240,858)

Other revenue and expenses:
Loss from discontinued operations	$ -	$ -	$ -	$ -	$ (1,788,987)
Loss on abandonment of assets	$ -	$ -	$ -	$ -	$ (3,028)
Forgiveness of debt	$ -	$ -	$ -	$ 30,484	$ 852,527
Interest expense	$ (11,889)	$ (18,227)	$ (31,961)	$ (51,623)	$ (3,521,959)

Net income (loss)	$ (132,614)	$ (135,193)	$ (393,466)	$ (383,565)	$ (7,702,305)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding	48,595,593	43,306,566	48,595,593	43,306,566

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)		(Unaudited)
	Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (393,466)	$ (383,565)	$ (7,702,305)
Adjustments to reconcile net loss to cash used:
Depreciation			$ 4,108
Amortization of debt discount			$ 2,712,732
Amortization of intangible assets	$ 200,000	$ (210,000)	$ 1,180,000
Debt used for interest			$ 264
Impairment of oil and gas properties			$ 32,520
Impairment of intangible assets			$ 1,186,666
Stock issued for services	$ 16,375	$ 11,950	$ 47,675
Warrant expense			$ 19,119
Donated services			$ 65,000
Changes in assets and liabilities:
Accounts payable	$ 103,628	$ (18,456)	$ 125,065
Accrued liabilities	$ 2,137	$ 35,995	$ 158,662
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (71,326)	$ (144,076)	$ (2,170,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ -	$ -	$ (7,453)
Purchase of intangible assets	$ (75,549)		$ (139,769)
Proceeds from sale of properties			$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ (75,549)	$ -	$ (117,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from third party debt	$ 49,154	$ 44,068	$ 210,364
Repayments of third party debt	$ (11,086)	$ (30,167)	$ (305,128)
Proceeds from convertible debt	$ 100,000	$ 35,000	$ 525,000
Proceeds from issuance of preferred stock			$ 157,510
Proceeds from issuance of common stock	$ (3,275)	$ 24,550	$ 1,705,675
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 134,793	$ 73,451	$ 2,293,421

NET CHANGE IN CASH	$ (12,082)	$ (70,625)	$ 5,685
Cash, beginning of period	$ 17,767	$ 73,714	$ -
Cash, end of period	$ 5,685	$ 3,089	$ 5,685

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Generation Zero Group, Inc. (“Generation Zero” and the “Company”) was formed as a Nevada corporation on May 16, 2006 under the name Velocity Oil & Gas, Inc.  The Company originally operated as a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred a net loss of $393,466, for the nine months ended September 30, 2014, and had an accumulated deficit of $7,702,305 as of September 30, 2014. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is seeking additional funding.  The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although it was still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014 the Company succeeded in removing the Google penalty, and has had over 12,000 pages indexing on Google.

www.Find.com URL (“URL”)

On June 30, 2010, Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC (“URL Holding”), a Georgia limited liability company. URL Holding owned 100% of the URL known as www.Find.com.  The purchase consideration included cash, 14,000,000 shares of Generation Zero’s restricted common stock and secured notes. The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

NOTE 4 – MANAGEMENT REORGANIZATION

Effective May 13, 2013, the Company’s then sole Director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a Director, Chief Executive Officer and President of the Company, and was issued 2,000,000 shares of the Company’s restricted common stock in consideration for serving in these capacities and for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of the Company’s restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson, and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013 Ms. Cheney was issued 2,000,000 shares of the Company’s restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of the Company’s restricted common stock in consideration for services rendered to the Company in connection with the development of the upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

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

NOTE 5 - CONTESTED LEGAL CLAIMS

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Note (the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin Generation Zero from selling Find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $32,000 of late charges.)  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

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

The Company prevailed in a Motion to Supplement the Record which added substantive additional information to the file that was sent to the Appeals Court.  On September 26, 2014 the Appeals Court remanded the case to the Trial Court for review and subsequent determination. At this stage of the process and the investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to continue to vigorously defend itself against Geronimo’s claims.

The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify it against claims associated with the Geronimo Note) to offset any damages.  In the event the Company is required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.

Additionally, as a result of discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  Generation Zero asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and its then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. At September 30, 2014 and December 31, 2013, there was an outstanding balance of $44,444 and $50,095, respectively, due the shareholders and Directors as short-term related party debt.  Richard M. Morrell, current Chief Executive Officer and Director, has loaned the Company $39,304 (not including amounts owed pursuant to Convertible Promissory Notes described below). Cynthia White, former Director, has loaned the Company $5,140.

Richard M. Morrell, Chief Executive Officer and director, has loaned the Company $264,304 as of September 30, 2014. $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued on July 1, 2014, bearing interest at the rate of 10% per annum with a maturity date of June 30, 2016; and $39,304 of which represents short-term funding due upon demand bearing interest at the rate of 10% per annum. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to URL Holding’s wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com”).  As of September 30, 2014, a total of $39,155 is owed on the line of credit.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

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

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  The Secured Notes have an outstanding balance of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 730,059 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg, which transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance has subsequently been extended to January 2, 2015 with an automatic extension to January 2, 2016 unless a majority (by value) of the noteholders notifies the Company otherwise.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of a $100,000 debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. The holder of this note agreed to mirror all deferrals and waivers by the Secured Note holders going forward, with forbearance on this note commencing as of January 23, 2014.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note.  The holder of this note agreed to mirror all deferrals by the Secured Note holders going forward.

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of the Company’s then directors and a Secured Note Holder converted $10,000 of short-term debt to a $10,000 bridge loan.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.

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

As disclosed in Note 7, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The Company has issued 686,456 of these shares to date, leaving 730,059 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

Effective January 1, 2014 the Company and Find.com, Inc. entered into agreements with Christine B. Cheney as Chief Financial Officer, Secretary and Treasurer; and Brian Waldo as Chief Information Officer.

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

On July 22, 2014, the Company issued 600,000 shares of restricted common stock as compensation to Richard M. Morrell, pursuant to the terms of his consulting agreement.

On September 30, 2014, the Company issued 185,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 90,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 45,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 50,000 shares to a marketing consultant.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which have a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of September 30, 2014, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which have a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, no voting rights, and no conversion or redemption rights. As of September 30, 2014, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – STOCK OPTION PLAN

On September 19, 2014, the Sole Director and majority stockholder approved and adopted the Company’s 2014 Stock Incentive Plan (the “Plan”). The Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company, personnel of superior ability for positions of exceptional responsibility, to reward employees, officers, directors and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.  Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the Plan is 8,000,000 shares. Such shares of common stock shall be made available from the authorized and unissued shares of the Company.  As of the date of this filing, there have been no awards granted under the Plan.

NOTE 11 - SUBSEQUENT EVENTS (unaudited)

The Company engaged a consultant as the Chief Marketing Officer for Find.com, Inc. effective August 11, 2014 to help develop the Find.com opportunity. The consultant was issued 50,000 shares of restricted GNZR common stock for compensation, as referenced in Note 8.  As of October 16, 2014 the consultant is no longer working with the Company.

On September 26, 2014 the Appeals Court remanded the Geronimo case (Note 5) to the Trial Court for review and subsequent determination. At this stage of the process and the investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to continue to vigorously defend itself against Geronimo’s claims.

On October 10, 2014, Thomas M. Cheney loaned the Company $75,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”).  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the Company’s control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to September 30, 2014.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on April 15, 2014, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. The Company cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, the Company undertakes no obligation to update or revise these forward-looking statements, even though situations may change in the future.

Corporate History

Generation Zero Group, Inc. (“Generation Zero” and the “Company”) was formed as a Nevada corporation on May 16, 2006 under the name Velocity Oil & Gas, Inc.  The Company originally operated as a start-up entity with the intention of being involved in oil and gas exploration and development with a geographic focus in Texas and Louisiana.

In November 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of the Company’s Series A Preferred Stock (the “Series A Shares”), which include Super Majority Voting Rights (i.e., the right to vote 51% of the Company’s outstanding voting shares on any shareholder votes) for aggregate consideration of $175,000.  On or around January 21, 2010, Matthew Krieg, the then sole Director of the Company, and beneficial owner of Travel Engine holding Super Majority Voting Rights, approved via a consent to action without meeting, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) to (a) authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

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

The Company began pursuing an alternative strategy for the Find.com URL and opportunities for the Company in the last quarter of 2010.  Generation Zero as of December 31, 2010 was uncertain as to whether it would be able to utilize the full functionality of the technology assets acquired in April 2010 on future initiatives unrelated to Find.com, and accordingly recorded an impairment charge of ($1,100,000) based on the fact that the timing of any future initiatives was unknown and uncertain. The technology assets, after the impairment charge, were valued at $200,000.

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

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although it was still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014 the Company succeeded in removing the Google penalty, and has had over 12,000 pages indexing on Google.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of URL Holding. URL Holding 100% of the URL known as www.find.com.  The purchase consideration included cash payments at closing, the issuance of 14,988,567 shares of restricted common stock and the issuance of secured notes totaling $3,070,000 (the “URL Secured Notes”) bearing interest at the rate of 12% per annum, and having a maturity date of December 31, 2011. The Company’s repayment of the URL Secured Notes is secured by security agreements providing the URL Secured Note Holders a security interest in substantially all of the Company’s assets, personal property and URL Holding’s ownership of Find.com.  The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

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

The Company did not make the required payments under the URL Secured Notes to the holders thereof when due. The Collateral Agent for the URL Secured Notes declared the Notes in default in November 2010. The Company negotiated a Forbearance Agreement with the URL Secured Note Holders to effect forbearance for four months through March 15, 2011, provided that the Company was not able to repay the Notes on or before March 15, 2011. The Company had no revenue-generating opportunities or other means to make payments on the notes or pay its default obligations, to monetize the Find.com URL, and to address multiple years of delinquent SEC filings, audits and annual state filings. Subsequently in April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreements and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any default under the forbearance agreement occurred.  The Secured Notes have an outstanding balance of $2,920,250 and interest shall not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. As of the date of this filing, there are still 730,059 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The April 2012 forbearance extension also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, on execution of default options, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. Generation Zero also agreed to pay the Note Holders up to 25% of its cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met.

As provided under the negotiated terms of the extended forbearance, a consulting team was engaged to work with Mr. Krieg to facilitate bringing all audits and SEC filings current, to define and develop the infrastructure for a viable platform to monetize the Find.com URL, and to find investment monies to support these initiatives.  As of May 6, 2013, the Company had completed audits for the years ending December 31, 2012, 2011 and 2010, and had brought its SEC filings current through March 31, 2013 (provided that the Company has also continued to make timely filings with the SEC).  At that time, the secured Note Holders executed their option to transfer control of the Company from Mr. Krieg and to replace management (See “Change in Control” below). The new management team has negotiated with the Note Holders to further extend the forbearance period of the Notes to January 2, 2015, with an automatic extension to January 2, 2016, unless a majority (by value) of the noteholders notifies the Company otherwise. The URL Secured Note Holders may, at any time in which the conditions of the forbearance extension are not met, declare the Notes in default, take action to enforce their security interest in substantially all of the Company’s assets and/or effect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur the Company could be forced to scale back or abandon its business operations altogether.

By the end of 2010, the Company had been unsuccessful in raising funds for working capital or in generating significant revenues with Find.com, and began pursuing alternative strategies for the Find.com URL, including potential licensing, joint ventures, and other opportunities for the Company.

StaffMD, Inc. Acquisition

On February 4, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with StaffMD, Inc., a Georgia corporation (“StaffMD”), and the sole owner of StaffMD, Jeffrey Sisk, an individual.  Pursuant to the Merger Agreement, StaffMD was merged with and into MedicalWork, LLC, a newly formed Georgia limited liability company, and the Company’s then wholly-owned subsidiary (“MedicalWork” and the “Merger”), pursuant to which MedicalWork was the surviving entity in the Merger.  As a result of the closing of the Merger, the Company acquired StaffMD’s business known as PhysicianWork.com, which was a leading online job board for physicians, a portfolio of URLs including PhysicianJobs.com and Blindcv.com, databases and technology assets.

Consideration paid in connection with the Merger included the issuance of 6,000,000 shares of the Company’s restricted common stock to Mr. Sisk, the provision of $250,000 of working capital to MedicalWork, provided by a secured promissory note issued to Geronimo, and a secured, subordinated promissory note issued to Mr. Sisk (“Seller Note”) in the amount of $3,950,000. The Merger Agreement also provided that Mr. Sisk would serve as the Manager and President and Chief Executive Officer of MedicalWork.

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork and the Company into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo on February 1, 2011 (the “Geronimo Note”). The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock. The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note on December 31, 2011 was current and had been automatically extended.  The Company remained an obligor on the Geronimo Note following the parties’ entry into the Rescission Agreement/negotiated buy-back, described below.   Geronimo filed a lawsuit, naming the Company as one of the Defendants, and subsequently obtained a judgment against only the Company (see “Legal Proceedings” below). The Company has appealed the judgment and filed a Complaint against various parties in connection with the Geronimo Note among other transactions (see “Legal Proceedings” below).    At this stage of the appeal/litigation process the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously defend itself against Geronimo’s claims and assert its legal rights against damages caused.  In the event the Company is required to pay the amounts alleged owed under the judgment which Geronimo obtained, it would have a material adverse effect on the Company’s results of operations and financial condition and could force it to curtail or abandon its operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the URL Secured Note Holders to prevent a foreclosure of its assets in connection with the repayment of the Notes, which are currently in forbearance.  The Company is entitled to seek control of the assets secured by the security interest with Mr. Sisk (described below) in order to mitigate any damages.

Rescission (Negotiated Buy-back) of StaffMD Acquisition

The Company was obligated to pay over $2,000,000 in principal and accrued interest on the Seller Note with the cash flow from operations of MedicalWork by January 1, 2012. The Company had been unsuccessful in raising additional funds needed for working capital for the MedicalWork operations, or to satisfy the Seller Note obligation. The Seller Note was secured by a secondary lien on all of the assets of MedicalWork.  The Company had also pledged its ownership rights over MedicalWork to Mr. Sisk as additional collateral for the repayment of the Seller Note. The acquired MedicalWork assets and cash flow from operations deteriorated at a rapid rate from the date of the merger.  By the end of 2011, it was obvious that the January 1, 2012 default on the Seller Note was imminent and Mr. Sisk was pursuing his collateral rights with the Company.  Effective as of December 31, 2011, the Company entered into a negotiated Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk. Pursuant to the Rescission Agreement, the Company agreed to transfer and assign all right, title and interest which it held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note (which then had a balance of $3,367,571) and an Employment Agreement which the Company had entered into with Mr. Sisk; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that the Company remains an obligor under the Geronimo Note (which note remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of the Company’s common stock (which shares were issued in connection with the Merger Agreement) to the Company for cancellation, which shares have been cancelled, and to further pledge 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to a Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release the Company and its agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares subject to the Indemnification Obligations) still have piggy-back registration rights. As a result of the Rescission Agreement, the Company no longer holds any rights to MedicalWork except that it remains an obligor under the Geronimo Note (subject to the indemnification from Mr. Sisk), which is currently subject to an ongoing lawsuit as described below under “Legal Proceedings”.

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

Find.com, Inc. (“Find.com”)

The Company is concentrating on building the Find.com URL as an e-commerce marketplace platform.  On February 28, 2013, Find.com, Inc. (“Find.com”) was formed as a Nevada corporation, wholly-owned by Find.com URL Holding, LLC (“URL Holding”), a Georgia limited liability company and the owner of the Find.com URL. Find.com is the operational business unit of URL Holding.  Find.com monetizes the Find.com URL through partnerships, affiliate networks, direct product sales, and advertising sales.

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

In October 2013, Find.com entered into a publisher’s agreement with a third party, pursuant to which it appointed the third party as its agent for the purpose of selling advertising through the Company’s find.com website. The agreement had an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement has been automatically extended as of the date of this filing. The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement, Find.com receives 10% of the revenues generated by the agreement.

Change in Control:

Effective May 13, 2013, the Company’s then sole Director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a Director, Chief Executive Officer and President of the Company, and was issued 2,000,000 shares of the Company’s restricted common stock in consideration for serving in these capacities and for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of the Company’s restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson, and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013, Ms. Cheney was issued 2,000,000 shares of the Company’s restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of the Company’s restricted common stock in consideration for services rendered to the Company in connection with the development of the upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

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

Description of Business Activities

The Company, including its subsidiaries, operates websites at www.generationzerogroup.com and www.find.com.  Access to SEC filings, press releases and information about the Company and its management team is available at www.generationzerogroup.com. The information on, or that may be accessed through, the Company’s websites is not incorporated by reference into this filing and should not be considered a part of this filing.

The Company’s current primary business focus is to monetize the Find.com URL.

The Company launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Subsequent accomplishments to date include:

•

Establishment of a strong Management Team.

•

Migration of the Find.com website to a new platform.  In early 2014, Find.com was migrated from a completely proprietary in-house solution to a widely used e-commerce and CMS platform. Modifications were made to the software in order to allow the continuation of the existing price comparison shopping product search functionality that existed in the version 1 Find.com product as well as to allow Find.com to sell products directly to consumers.  In October 2014, Find.com again upgraded platforms to more readily accommodate the large numbers of products to be added to its website, with the number of new products now over 1,700.  An additional benefit of utilizing an existing platform is the large community of service providers that offer reasonably priced plugins to add additional functionality without the need to develop that functionality.

•

Development of key partnerships. At the Company’s current stage, the right partnerships allow Find.com to gain expertise instantly, minimize fixed costs, and move nimbly to capture consumer and industry changes—without unnecessarily increasing ongoing administrative and overhead costs.  Current key partnerships include:

-

Seed Corn is an online marketing partner which previously accounted for the majority of traffic to the Find.com website, and accounted for a large share of Find.com’s revenue, by way of their arbitrage model.  There was an unexpected and tragic passing of a principal at Seed Corn in June 2014 that resulted in a stoppage of traffic, which affected Q2 and Q3 traffic and revenue. Seed Corn subsequently reorganized its management team and initially resumed business at previous levels, but has been unable to maintain consistent performance.  Although the Seed Corn relationship is still in place, it is not currently a significant source of traffic or revenue.

-

Saathiva Creations succeeded in removing the Google penalty (discussed above), and is currently performing Search Engine Optimization (SEO) services under its current agreement with Find.com.

-

reddbug Group performed a detailed review of elements impacting the commercialization of the Find.com website including customer focus groups, competitive analysis, and specific recommendations.  reddbug is currently developing a proposal to further partner with Find.com.

-

E-com Ally has partnered with Find.com in setting up direct product offerings, including shopping cart implementation, payments processing, and distribution, in addition to supplying actual products. Direct product sales are not yet a significant source of revenue.

•

Acquisition and Growth of Traffic.  Traffic sourcing has been brought in-house and the addition of a full-time content writer to generate unique content and a social-networking presence, in conjunction with advancements in the development of the Find.com site, have resulted in significant growth in traffic and overall interest in the Find.com website.  Some relevant statistics, as of the time of this filing, include:

-

Over  six million page views in Find.com during the third quarter of 2014

-

139 unique articles and 79 unique content pages created exclusively for Find.com to date

-

Google+ = 2,270 Followers – 10,944 Community Members –  15.5 million page views

-

Pinterest = 49 Boards – 7,128 Pins – 852 Followers

-

Facebook = 4.3 out of 5 Rating – 3,457 Page Likes

-

Twitter = 3,223 Tweets – 884 Followers

•

Removal of Legacy Google Indexing Penalty. A significant setback identified early in the process was that the Find.com URL was not indexed on Google due to an algorithmic penalty, which dated back to earlier developments with the URL under previous management and developers.  As of June 2014, the Company succeeded in getting the penalty lifted and has had over 12,000 Find.com pages indexing on Google.  This is a critical accomplishment as it now enables us to implement an SEO strategy and removes a barrier to attracting customers, investors and partners.

•

Results.  Due to volatility of early revenue streams, Find.com recognizes revenue on a cash-accounting basis, resulting in a 1-2 month lag between when revenue is earned and when revenue is recognized.  The following chart illustrates Find.com traffic growth and corresponding revenue growth, by month.

	Page Views	Revenue
Jan-14	659,879	$ 866
Feb-14	3,508,921	$ 2,510
Mar-14	4,341,939	$ 5,075
Apr-14	3,003,810	$ 12,647
May-14	2,620,842	$ 14,280
Jun-14	1,140,667	$ 15,839
Jul-14	753,197	$ 7,066
Aug-14	2,413,151	$ 5,318
Sep-14	3,056,744	$ 1,749

Current areas of focus for the management team related to Find.com include:

•

Fundraising.  With core elements of the Find.com strategy in place and traffic flowing to the website, the Company is seeking additional funding for enhancements such as marketing expertise, site enhancements to optimize user experience and revenue conversion, a mobile app strategy, expansion of direct product offerings, and implementation of a marketplace for third-party vendors.

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

•

Expansion of Product Offerings.  The Company recently engaged a consultant to source and direct new and unique product offerings, with over 1,700 direct products now available on the website.

RESULTS FROM OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

We had revenues of $14,132 for the three months ended September 30, 2014, compared to revenues of $1,253 for the three months ended September 30, 2013.  Revenues were generated through our subsidiary Find.com and increased due to increased traffic to the website and as a result of our publisher’s agreement, described above.

We had cost of sales of $1,815 for the three months ended September 30, 2014, compared to no cost of sales for the three months ended September 30, 2013.

We had general and administrative expenses of $66,376 for the three months ended September 30, 2014, compared to general and administrative expenses of $48,219 for the three months ended September 30, 2013, an increase of $18,157 from the prior period.  The increase in general and administrative expenses was mainly related to legal fees and the consulting fees (described above).

We had $66,667 in amortization and depreciation expense for the three months ended September 30, 2014 compared with amortization and depreciation expense of $70,000 for the three months ended September 30, 2013. The decrease of $3,333 represents the impairment of the Find.com technology assets recognized in 2013.

We had a total operating loss of $120,725 for the three months ended September 30, 2014, compared to a total operating loss of $116,966 for the three months ended September 30, 2013, an increase in total operating loss of $3,759 from the prior period due to increase in compensation and legal expenses.

We had interest expense of $11,889 for the three months ended September 30, 2014, compared to interest expense of $18,227 for the three months ended September 30, 2013, a decrease in interest expense of $6,338 from the prior period, which decrease was in connection with the waiver of interest accrued on a third party note, described above.

We had a total net loss of $132,614 for the three months ended September 30, 2014, compared to a total net loss of $135,193 for the three months ended September 30, 2013, an increase in net loss of $2,579 from the prior period, which was mainly due to the increase in expenses as described above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

We had revenues of $65,350 for the nine months ended September 30, 2014, compared to revenues of $1,253 for the nine months ended September 30, 2013.  Revenues were generated through our subsidiary Find.com and increased due to increased traffic to the website and as a result of our publisher’s agreement, described above.

We had cost of sales of $1,815 for the nine months ended September 30, 2014, compared to no cost of sales for the nine months ended September 30, 2013.

We had general and administrative expenses of $225,039 for the nine months ended September 30, 2014, compared to general and administrative expenses of $153,679 for the nine months ended September 30, 2013, an increase of $71,360 from the prior period.  The increase in general and administrative expenses was mainly related to legal fees and the consulting fees (described above).

We had $200,000 in amortization and depreciation expense for the nine months ended September 30, 2014 compared with amortization and depreciation expense of $210,000 for the nine months ended September 30, 2013. The decrease of $10,000 represents the impairment of the Find.com technology assets recognized in 2013.

We had a total operating loss of $361,505 for the nine months ended September 30, 2014, compared to a total operating loss of $362,426 for the nine months ended September 30, 2013, a decrease in total operating loss of $921 from the prior period due to increased revenues and the reasons stated above.

We had interest expense of $31,961 for the nine months ended September 30, 2014, compared to interest expense of $51,623 for the nine months ended September 30, 2013, a decrease in interest expense of $19,662 from the prior period, which decrease was in connection with the waiver of interest accrued on a third party note, described above.

We had a total net loss of $393,466 for the nine months ended September 30, 2014, compared to a total net loss of $383,565 for the nine months ended September 30, 2013, an increase in net loss of $9,901 from the prior period, which was mainly due to the increase in legal fees and consulting fees as described above.

LIQUIDITY AND CAPITAL RESOURCES (unaudited)

We had total assets of $3,044,359 as of September 30, 2014, consisting of intangible assets, net of accumulated amortization of $3,038,674 and total current assets of $5,685, consisting of cash of $5,685.

We had total liabilities as of September 30, 2014 of $4,052,623, consisting of total current liabilities of $3,852,623; which included $125,412 of accounts payable, $133,599 of accrued liabilities, $3,549,168 of current notes payable and $44,444 of related party short-term debt, which $39,304 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director, and $5,140 owed to Cynthia S. White, former Director,  in connection with certain loans made to the Company as described below; and non-current liabilities consisting of $200,000 of long-term notes payable as described below.

We had a working capital deficit of $3,846,938 and a total deficit accumulated during the development stage of $7,702,305 as of September 30, 2014.  We incurred a net loss of $393,466 for the nine months ended September 30, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern.   The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

We had $71,326 of net cash used in operating activities for the nine months ended September 30, 2014, which was mainly due to a net loss of $393,466 partially offset by $200,000 of amortization of intangible assets and accrued legal expenses of $67,893.

We had $75,549 of net cash used in investing activities for the nine months ended September 30, 2014, which was due solely to development costs of the Find.com platform.

We had $134,793 of net cash provided by financing activities for the nine months ended September 30, 2014, which was due to proceeds from the issuance of $3,275 of stock and the net proceeds of $138,068 from related party debt.

The Company raised the $150,000 provided to the escrow agent in connection with and pursuant to the terms of the Forbearance Agreement (described above) through the sale of promissory notes. A total of $150,000 was loaned to the Company in November 2010 by Gerald Modesitt, an individual, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  Additionally, Matthew Krieg, the Company’s then sole officer and Director agreed to assign Mr. Modesitt an aggregate of $100,000 which the Company owed to Mr. Krieg as of the date of the Modesitt Note, which Modesitt Note evidenced a principal amount of $250,000 (representing the $150,000 loaned by Mr. Modesitt and the rights to the $100,000 assigned to Mr. Modesitt by Mr. Krieg).  The Company issued Mr. Modesitt 900,000 shares of restricted common stock in connection with the Modesitt Note.  As of December 31, 2012 and 2013, a total of $320,304 and $360,926, respectively, including accrued and unpaid interest thereon, was owed under the Modesitt Note.  Mr. Modesitt agreed to mirror all deferrals and waivers by the Secured Note holders going forward, including deferral of interest accrual, with forbearance on this note commencing as of January 23, 2014. As of September 30, 2014, a total of $362,490 was owed under the Modesitt Note.

Additionally in November 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, which bears interest at the rate of 12% per annum (with interest payable monthly until maturity) and a maturity date, as extended of June 2, 2014.  The Company issued the third party an aggregate of 300,000 shares of common stock in connection with the Third Party Note. As of December 31, 2012 and 2013, a total of $62,224 and $70,116, respectively, including accrued and unpaid interest thereon, was owed under the Third Party Note. The holder of this note agreed to mirror all deferrals and waivers by the Secured Note holders going forward. As of September 30, 2014, a total of $76,685 was owed under the Third Party Note.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  The loans are secured by a security interest in all of the Company’s properties and assets. As of December 31, 2013 and September 30, 2014, there was $50,000 outstanding on these non-interest bearing notes.

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

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia White for working capital specific to the Find.com operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com operations.  The amount loaned bears 10% interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of September 30, 2014, a total of $5,524 was owed to Ms. White.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2014, there was $25,000 outstanding on this Convertible Promissory Note.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2014, there was $100,000 outstanding on this Convertible Promissory Note.

On July 1, 2014, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2014, there was $100,000 outstanding on this Convertible Promissory Note.

On October 10, 2014, Thomas M. Cheney loaned the Company $75,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

As of the date of this filing, the Company owes $2,920,250 to the URL Secured Note Holders (described above under “Corporate History’ – “www.Find.com URL (“URL”)”) in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of the Company’s assets.  The Company is in default in connection with the payment of the Notes, however, pursuant to the terms of a Forbearance Agreement and a First Addendum, the Note Holders agreed to forbear from taking any action in connection with the default during a forbearance period which ended on January 2, 2014 (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders have piggy-back registration rights; and the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed above). The Company also agreed to pay the Note Holders up to 25% of the amount of its cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Notes, and the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements were met. The forbearance has subsequently been extended to January 2, 2015 with an automatic extension to January 2, 2016 unless a majority (by value) of the noteholders notifies the Company otherwise. The URL Secured Note Holders may, at any time in which the conditions of the forbearance extension are not met, declare the Notes in default, take action to enforce their security interest in substantially all of the Company’s assets and/or effect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur the Company could be forced to scale back or abandon its business operations altogether.

The Company can provide no assurance that additional financing will be available on favorable terms, if at all. If sufficient revenues are not generated to support operations, and the Company is not able to raise the capital necessary to continue its business operations, it may be forced to abandon or curtail its business plan and/or suspend its activities.

In the future, the Company may be required to seek additional capital by selling additional debt or equity securities, selling assets, if any, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to the Company’s then shareholders. The Company provides no assurance that financing will be available in amounts or on terms acceptable to the Company, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become party to litigation or other legal proceedings that it considers to be a part of the ordinary course of business. The Company is not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations except as set forth below. The Company may become involved in material legal proceedings in the future.

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Note ( the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin Generation Zero from selling Find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $32,000 of late charges.)  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

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

The Company prevailed in a Motion to Supplement the Record which added substantive additional information to the file that was sent to the Appeals Court.  On September 26, 2014 the Appeals Court remanded the case to the Trial Court for review and subsequent determination. At this stage of the process and the investigation efforts, the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to continue to vigorously defend itself against Geronimo’s claims.

The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify it against claims associated with the Geronimo Note) to offset any damages.  In the event the Company is required to pay the amounts alleged owed under the Geronimo Judgment, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.

Additionally, as a result of discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  Generation Zero asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and its then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director, pursuant to the terms of his consulting agreement; 300,000 shares to Cynthia White for advisory services rendered; 300,000 shares to Christine B. Cheney, the Company’s Chief Financial Officer, Secretary and Treasurer and 700,000 shares to Brian Waldo, the Company’s Chief Information Officer.

On April 16, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, the Company’s Chief Information Officer, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney (or her assigns), the Company’s Chief Financial Officer, Secretary and Treasurer,  pursuant to the terms of the consulting agreement for services rendered; and 100,000 shares to a third party vendor as payment in-lieu of cash.

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

On July 1, 2014, Richard Morrell loaned the Company $100,000 which was evidenced by a Convertible Promissory Note.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.

On July 22, 2014, the Company issued 600,000 shares of restricted common stock as compensation to Richard M. Morrell, pursuant to the terms of his consulting agreement.

On September 30, 2014, the Company issued 185,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 90,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 45,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 50,000 shares to a third party vendor as payment in-lieu of cash.

On October 10, 2014, Thomas M. Cheney loaned the Company $75,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”).  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

The Company claims an exemption from registration afforded by Section 4(2) or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors”, (b) had access to similar documentation and information as would be required in a Registration Statement under the Act and/or (c) were officers and directors of the Company. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

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

Generation Zero Group, Inc.

Dated: November 13, 2014	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Note Termination Agreement dated October 23, 2010 by and between Generation Zero Group, Inc. and Seven Palm Investments, LLC

10.8(8)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.9(11)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.10(8)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated November 4, 2010

10.11(11)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated April 16, 2012 and June 15, 2012

10.12(8)	Assignment of Exclusive Agreement by Talent Search and Rescue, LLC in favor of Generation Zero Group, Inc. dated September 30, 2010

10.13(9)	Forbearance and Note Amendment Agreement

10.14(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.15(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.16(1)	Employment Agreement with Jeffrey Sisk

10.17(1)	Security Agreement with Geronimo Property Trust

10.18(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.19(11)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.20(11)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.21(11)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.22(11)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.23(11)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.24(11)	First Addendum to Forbearance and Note Amendment Agreement

10.25(12)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.26(13)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.27(13)	Extension of $250,000 Modesitt Note (November 2011)

10.28(14)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.29(15)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.30(16)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.31(16)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.32(17)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.33(18)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.34(19)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.35(20)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

10.36*	Publisher Agreement with Seedcorn (October 8, 2013)

10.37*	Convertible Promissory Note with Thomas M. Cheney IRA (October 10, 2014)

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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