Form 10-K
period 2014-12-31
Generation Zero Group, Inc.
filed 2015-04-14
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

Mark One

[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(470) 809-0707

(REGISTRANT'S TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

NONE.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value Per Share

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

Yes [X ]  No  [  ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2014, was approximately $1,654,016

As of April 10, 2015, the issuer had 50,674,195 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 618,215 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-K

Table of Contents

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	66

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events, except as required by law.  References in this Form 10-K, unless another date is stated, are to December 31, 2014.

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

In November 2009, Travel Engine Solutions, LLC (“Travel Engine”) subscribed for 1,000 shares of our Series A Preferred Stock (the “Series A Shares”), which include Super Majority Voting Rights (i.e., the right to vote 51% of the Company’s outstanding voting shares on any shareholder votes) for aggregate consideration of $175,000.  On or around January 21, 2010, Matthew Krieg, the then sole Director of the Company, and beneficial owner of Travel Engine holding Super Majority Voting Rights, approved via a consent to action without meeting, the filing of a Certificate of Amendment to the Company’s Articles of Incorporation (the “Certificate”) (a) to authorize and approve a 1 for 100 reverse stock split (the “Stock Split”) of the Company’s authorized and outstanding common stock, effective as of the close of business on February 12, 2010, which Stock Split did not affect the authorized or outstanding shares of the Company’s preferred stock; (b) to change the Company’s name to “Generation Zero Group, Inc.” (the “Name Change”); (c) to reauthorize 100,000,000 shares of $0.001 par value per share common stock following the Stock Split; (d) to re-authorize 10,000,000 shares of “blank check”  preferred stock, $0.001 par value per share following the Stock Split (collectively with (c) the “Authorized Share Transactions”); and (e) to provide that the Company elects, pursuant to Section 78.434 of the Nevada Revised Statutes (the “NRS”), to not be governed by Sections 78.411 to 78.444 of the NRS, inclusive and Sections 78.378 to 78.3793, inclusive, of the NRS (the “Elections”).

The Certificate, the Stock Split, the Name Change, the Authorized Share Transactions and the Elections were effective with the Secretary of State of Nevada on February 12, 2010, and were effective with the Financial Industry Regulatory Authority (“FINRA”) on March 8, 2010.

The Company then changed its business focus to Internet, technology and entertainment related businesses, and closed on acquisitions of certain technologies and existing internet businesses as described below.

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

Current management of Generation Zero is in the process of locating the acquired assets to further identify the components, licensed software rights and functionality of the technology assets.  Until the discovery and evaluation of the assets can be completed, the Company has determined that a further impairment charge is appropriate and has thus valued the acquired technology assets at $1.

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although we were still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014, the Company succeeded in removing the Google penalty, and has had over 12,000 pages indexing on Google.

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com.  The purchase consideration included cash payments at closing, the issuance of 14,988,567 shares of restricted common stock and the issuance of secured notes totaling $3,070,000 (the “Secured Notes”) bearing interest at the rate of 12% per annum, and having a maturity date of December 31, 2011. The Company’s repayment of the Secured Notes is secured by security agreements providing the Secured Note Holders a security interest in substantially all of the Company’s assets, personal property and URL Holding’s ownership of Find.com.  The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

Phoenix Restructuring, Inc. was appointed as the collateral agent for the benefit of the Secured Note Holders under the Security Agreements. Until the Secured Notes are repaid in full, the Collateral Agent has the right to appoint two Managers of URL Holding, solely for the purpose of protecting the collateral securing the Notes. The Collateral Agent, under the direction of the Note Holders, also has the responsibility to negotiate terms of extension or forbearance and represent the interests of the Secured Note Holders in discussions with the Company.

By the end of 2010, the Company had been unsuccessful in raising funds for working capital or in generating significant revenues with Find.com, and began pursuing alternative strategies for the Find.com URL, including potential licensing, joint ventures, and other opportunities for the Company.

The Company did not make the required payments under the Secured Notes to the holders thereof when due. The Collateral Agent for the Secured Notes declared the Secured Notes in default in November 2010. The Company negotiated a Forbearance Agreement with the Secured Note Holders to effect forbearance for four months through March 15, 2011, provided that the Company was not able to repay the Secured Notes on or before March 15, 2011. Subsequently in April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreements and applicable law during a Forbearance Period which commenced on June 30, 2010 and was to end on the earlier to occur of January 2, 2014 or the date that any default under the forbearance agreement occurred as described in greater detail below (which date has been extended as described below). The Secured Notes, with an aggregate outstanding balance of $2,920,250, were renegotiated in April 2012 to extend the forbearance period.  In addition, all accrued interest on such Secured Notes was forgiven and the Secured Note Holders agreed that the Secured Notes would not accrue interest during the forbearance period.

As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. As of the date of this filing, there are still 618,215 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this Report. The April 2012 forbearance extension also provided that all shares issued to the Secured Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Secured Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of the Company, the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. The Company also agreed to pay the Secured Note Holders up to 25% of the Company’s cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Secured Notes, and the Secured Note Holders agreed to further forbear from taking any action under the Secured Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met (which date has subsequently been extended as discussed below).

As provided under the negotiated terms of the extended forbearance, a consulting team was engaged to work with Mr. Krieg to facilitate bringing all audits and SEC filings current, to define and develop the infrastructure for a viable platform to monetize the Find.com URL, and to find investment monies to support these initiatives.  The Company had completed audits for the years ending December 31, 2012, 2011 and 2010, and brought its SEC filings current through March 31, 2013 as of May 6, 2013 (provided that the Company has also continued to make timely filings with the SEC since such date).  At that time (May 2013), the Secured Note Holders exercised their option to transfer control of the Company from Mr. Krieg and to replace management (See “Change in Control” below).

The new management team negotiated with the Secured Note Holders to further extend the forbearance period of the Secured Notes to January 2, 2015, with an automatic extension to January 2, 2016, unless a majority (by value) of the Secured Note Holders notifies the Company otherwise, provided that the Company did not receive notice from the Secured Note Holders of their intention to not extend the forbearance period and as such the forbearance period was automatically extended to January 2, 2016. The Secured Note Holders may, at any time in which the conditions of the forbearance extension are not met, declare the Secured Notes in default, take action to enforce their security interest in substantially all of the Company’s assets and/or effect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur the Company could be forced to scale back or abandon its business operations altogether.

The Secured Notes have an outstanding balance of $2,920,250 as of the date of this filing and interest on such Secured Notes does not accrue during the forbearance period and has not accrued since approximately June 30, 2010.

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

The consideration paid in connection with the Merger included the issuance of 6,000,000 shares of the Company’s restricted common stock to Mr. Sisk, the provision of $250,000 of working capital to MedicalWork, provided by a secured promissory note issued to Geronimo Property Trust, and a secured, subordinated promissory note issued to Mr. Sisk (“Seller Note”) in the amount of $3,950,000. The Merger Agreement also provided that Mr. Sisk would serve as the Manager and President and Chief Executive Officer of MedicalWork.

Geronimo Note

The funds paid in connection with the StaffMD Merger were financed through the entry by MedicalWork and the Company into a Senior Secured Promissory Note in the amount of $250,000 with Geronimo Property Trust (“Geronimo”) on February 1, 2011 (the “Geronimo Note”). The Company also issued Geronimo an aggregate of 250,000 shares of the Company’s restricted common stock. The Geronimo Note was secured by a security interest in MedicalWork’s assets, pursuant to a Security Agreement.  The Geronimo Note on December 31, 2011 was current and had been automatically extended.  The Company remained an obligor on the Geronimo Note following the parties’ entry into the Rescission (Negotiated Buy-back) agreement, described below.   Geronimo filed a lawsuit, naming the Company as one of the Defendants, and subsequently obtained a judgment against only the Company (see “Legal Proceedings” below). The Company appealed the judgment and filed a Complaint against various parties in connection with the Geronimo Note among other transactions (see “Legal Proceedings” below),and on February 18, 2015 was granted a Motion to Set Aside the Judgment, which motion also combines the cases brought by both parties into a single case moving forward.    At this stage of the litigation process the outcome cannot be predicted with any degree of reasonable certainty; however the Company intends to continue to vigorously defend itself against Geronimo’s claims and assert its legal rights against damages caused.  In the event the Company is required to pay the amounts alleged owed under the ongoing litigation, it would have a material adverse effect on the Company’s results of operations and financial condition and could force it to curtail or abandon its operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.  This ongoing litigation is also impacting the Company’s negotiations with the Secured Note Holders to prevent a foreclosure of its assets in connection with the repayment of the Notes, which are currently in forbearance.  The Company is entitled to seek control of the assets secured by the security interest with Mr. Sisk (described below) in order to mitigate any damages.

Rescission (Negotiated Buy-back) of StaffMD Acquisition

The Company was obligated to pay over $2,000,000 in principal and accrued interest on the Seller Note with the cash flow from operations of MedicalWork by January 1, 2012; however, the Company was unsuccessful in raising additional funds needed for working capital for the MedicalWork operations, or to satisfy the Seller Note obligation. The Seller Note was secured by a secondary lien on all of the assets of MedicalWork.  The Company had also pledged its ownership rights over MedicalWork to Mr. Sisk as additional collateral for the repayment of the Seller Note. The acquired MedicalWork assets and cash flow from operations deteriorated at a rapid rate from the date of the merger.  By the end of 2011, it was obvious that the January 1, 2012 default on the Seller Note was imminent and Mr. Sisk was pursuing his collateral rights with the Company.  Effective as of December 31, 2011, the Company entered into a negotiated Assignment of Membership Interests Agreement (the “Rescission Agreement”) with Mr. Sisk. Pursuant to the Rescission Agreement, the Company agreed to transfer and assign all right, title and interest which it held in MedicalWork (including any and all interests in PhysicianJobs.com and the URL Portfolio owned by MedicalWork) to Mr. Sisk; Mr. Sisk agreed to cancel and terminate the Seller Note (which then had a balance of $3,367,571) and an Employment Agreement which the Company had entered into with Mr. Sisk; Mr. Sisk agreed to indemnify and hold the Company harmless from any claims, costs, expenses or causes of action relating to the Geronimo Note (the “Indemnification Obligations”), provided that the Company remains an obligor under the Geronimo Note (which note remains a direct obligation of MedicalWork being secured by all of the MedicalWork assets); and Mr. Sisk agreed to return 3,000,000 shares of the Company’s common stock (which shares were issued in connection with the Merger Agreement) to the Company for cancellation, which shares have been cancelled, and to further pledge 500,000 of the shares originally issued in connection with the Merger Agreement as collateral for the Indemnification Obligations pursuant to a Pledge Agreement entered into by the Company and Mr. Sisk.  Finally, as part of the Rescission Agreement, Mr. Sisk agreed to release the Company and its agents from and against any liability associated with the operations of MedicalWork; provided that the 3,000,000 shares of common stock retained by Mr. Sisk (including the 500,000 shares subject to the Indemnification Obligations) still have piggy-back registration rights. As a result of the Rescission Agreement, the Company no longer holds any rights to MedicalWork except that it remains an obligor under the Geronimo Note (subject to the indemnification from Mr. Sisk), which is currently subject to an ongoing lawsuit as described below under “Legal Proceedings”. The negotiated Rescission Agreement did not effect a full rescission of the Merger Agreement, but only returned the assets and business operations acquired to Mr. Sisk effective as of the date of the Rescission Agreement (and not effective as of the date of the original Merger Agreement).  The results of the negotiations removed significant debt from the Company’s balance sheet and resulted in the cancellation of 3,000,000 shares of previously issued common stock.

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

Effective on August 1, 2013, the Company’s wholly-owned subsidiary, URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com to use the Find.com URL, which license was automatically renewed on August 1, 2014 for an additional one year.  Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Secured Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to Find.com for working capital.  As of the date of this filing a total of $137,343 is outstanding.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

In October 2013, Find.com entered into a publisher’s agreement with SeedCorn, pursuant to which it appointed SeedCorn as its agent for the purpose of selling advertising through the Company’s find.com website. The agreement had an initial term of six months, automatically extendable thereafter for one year periods, unless either party provides sixty days written notice to the other prior to the beginning of the next extension term.  The agreement has been automatically extended as of the date of this filing through April 2015. The agreement is also terminable by either party with 30 days written notice upon a material breach of the agreement by the other party.  Pursuant to the agreement, Find.com receives 10% of the revenues generated by the agreement.

On or around December 9, 2014, Find.com entered into a digital marketing agreement with reddbug Group (“reddbug”). Pursuant to the agreement, reddbug agreed to provide Find.com online advertising, marketing services, search engine optimization and other consulting services in connection with Find.com.  Find.com agreed to pay a retainer in the amount of $3,150, and to be billed monthly based on actual services provided and replenish the retainer as needed, and with half of future amounts due payable in restricted shares of the Company’s common stock, subject to reddbug meeting applicable exemptions for registration, based on the average daily closing price of the Company’s common stock in the prior quarter. The agreement has a term of twelve months from December 2014 to November 2015, provided that either party may terminate the agreement with thirty days prior written notice in the event of the breach of the agreement by the non-terminating party. reddbug’s partnership with Find.com was expanded in January 2015to include marketing responsibilities, as well as the technology services previously provided by Mr. Waldo. The relationship with reddbug was subsequently terminated on April 8, 2015. The Company is exploring opportunities with multiple individuals and potential partners to provide these services and will disclose more detailed information as it becomes available.

Change in Control:

Effective May 13, 2013, the Company’s then sole Director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (which transaction represented a change of control), was appointed as a Director, Chief Executive Officer and President of the Company, and was issued 2,000,000 shares of the Company’s restricted common stock in consideration for serving in these capacities and for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of the Company’s restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson, and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013, Ms. Cheney was issued 2,000,000 shares of the Company’s restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of the Company’s restricted common stock in consideration for services rendered to the Company in connection with the development of the upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer (Mr. Waldo subsequently resigned effective January 7, 2015 in order to pursue other opportunities).

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

On November 27, 2013, Cynthia S. White resigned as Director of the Company and as a director and officer of all subsidiaries of the Company. She also sold the 1,000 shares of Series A Preferred Stock that she owned to Richard M. Morrell, the Company’s Chief Executive Officer, for $10.  As a result of the purchase of the Series A Preferred Stock, which Series A Preferred Stock has the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote (the “Super Majority Voting Rights”), a change of control of the Company was deemed to have occurred.

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

The Company launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Subsequent accomplishments to date include:

•

Migration of the Find.com website to a new platform.  In early 2014, Find.com was migrated from a completely proprietary in-house solution to a widely used e-commerce and Content Management System (“CMS”) platform. Enhancements were made to the software in order to allow the continuation of the existing price comparison shopping product search functionality that existed in the version 1 Find.com product as well as to allow Find.com to sell products directly to consumers.  In October 2014, Find.com again upgraded platforms to more readily accommodate the large numbers of products to be added to its website, with the number of new products now totaling over 1,700.  An additional benefit of utilizing an existing platform is the large community of service providers that offer reasonably priced plugins to add additional functionality without the need to develop that functionality.

•

Development of key partnerships. At the Company’s current stage of development, the right partnerships allow Find.com to gain expertise instantly, minimize fixed costs, and move nimbly to capture consumer and industry changes—without unnecessarily increasing ongoing administrative and overhead costs.  Current key partnerships include:

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

•

Acquisition and Growth of Traffic.  Traffic sourcing has been placed on hold while Find.com evaluates sources of better quality traffic. Find.com’s development of unique content and its social-networking presence, in conjunction with advancements in the development of the Find.com site, resulted in significant growth in traffic and overall interest in the Find.com website during 2014.  Some relevant statistics, as of the time of this filing, include:

-

Over  nine million page views in Find.com during the fourth quarter of 2014

-

Over 139 unique articles and 80 unique content pages created exclusively for Find.com to date

-

Google+ = 2,989 Followers – 11,000 Community Members –  24.3 million page views to date

-

Pinterest = 47 Boards – 7,582 Pins – 930 Followers to date

-

Facebook = 4.2 out of 5 Rating – 3,406 Page Likes to date

-

Twitter = 3,343 Tweets – 817 Followers to date

•

Removal of Legacy Google Indexing Penalty. A significant setback identified early in the development process was that the Find.com URL was not indexed on Google due to an algorithmic penalty, which dated back to earlier developments with the URL under previous management and developers.  As of June 2014, the Company succeeded in getting the penalty lifted and has had over 12,000 Find.com pages indexing on Google.  This was a critical accomplishment as it enabled us to launch a Search Engine Optimization (SEO) strategy and removed a barrier to attracting customers, investors and partners.

Current areas of focus for the management team related to Find.com include:

•

Fundraising.  With core elements of the Find.com strategy in place and traffic flowing to the website, the Company is plans to raise additional funding for enhancements such as marketing expertise, site enhancements to optimize user experience and revenue conversion, a mobile app strategy, expansion of direct product offerings, and implementation of a marketplace for third-party vendors.  The Company has raised $185,000 of its initial $250,000 fundraising target, and expects to seek further funding in the near future.

MANAGEMENT TEAM

The Company currently has two executives: President, Chief Executive Officer and Director, Richard M. Morrell; and Chief Financial Officer, Treasurer and Secretary, Christine B. Cheney.   These executives are currently receiving restricted common stock as compensation.  The Company plans to hire additional employees and consultants in the future, funding permitting.

COMPETITION

Find.com currently operates as a content-driven e-commerce marketplace, which offers price comparison product search, product deals/coupons, unique articles and how-to content offerings, direct product sales, and advertising.  The e-commerce product and deals service is a very competitive space that requires additional efforts such as SEO, unique product page content development, and social media marketing in order to take traffic away from our competitors. Our direct competition includes, but is not limited to:

•

Price comparison shopping sites such as thefind.com, become.com, pricegrabber.com, and other sites that offer consumers the ability to determine who is selling specific products at the lowest price.

•

Mobile applications or “apps” on iPhone and Android devices, which allow users to access information directly from a publisher, are gaining popularity which may make it beneficial for the Company to pursue a mobile app strategy.

E-commerce related businesses are all adjusting to the need for social marketing as a way to communicate directly with their customer as well as run product promotions. Social media has become competitive because so many businesses use these services. Find.com utilizes social sites like Facebook, Pinterest, Google+, and Twitter. Developing large groups of followers and communicating through these channels is an important component of customer acquisition and overall branding efforts.

The Company’s view toward competition is to identify opportunities and attempt to leverage the strength of our Find.com name to obtain a share of the growing e-commerce industry; however, the Company is not currently in a position to displace or significantly disrupt competitors.

GOVERNMENT REGULATION

Domestic and foreign laws and regulations covering a wide variety of subject matter with regard to web-based businesses continue to evolve and change. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations may be high and may likely increase in the future and any failure to comply with these laws may subject the Company to significant liabilities and other penalties.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

The Company does not currently hold any patents or other intellectual property rights; however, it does own rights to certain Internet domain names including: www.generationzerogroup.com and www.Find.com

The information on, or that may be accessed through, our websites is not incorporated by reference into this filing and should not be considered a part of this filing.

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

We anticipate the need for approximately $250,000 of additional working capital to support our operations for approximately the next 12 months, not including amounts which are due in connection with our acquisition of Find.com, as described above (and as described below in connection with the following risk factor) and/or amounts required to repay our other outstanding loans or liabilities, including the Secured Notes as discussed below.

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

The Company owes $2,920,250 in principal amount of Secured Notes to the Secured Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Secured Note Holders have agreed to forbear from taking any action to enforce such Secured Notes until January 2, 2016. Subject to certain conditions, the Secured Note Holders may declare the Notes in default, take action to enforce their security interest in substantially all of our assets and/or effect a consensual foreclosure and regain control and ownership of URL Holding (and therefore, ownership of the Find.com URL).  If this were to occur we could be forced to scale back or abandon our business operations altogether.

In addition to the significant amount owed under the Secured Notes as described above, the Secured Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, of which $10,000 has been repaid, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes, which may not be obtained on favorable terms, if at all. The loans are secured by a security interest in all of the Company’s properties and assets.

Our failure to obtain further extensions of the Secured Notes or Bridge Notes will likely have a material adverse effect on our results of operations and financial condition and could result in the Secured Note Holders or Bridge Note holders enforcing their security interests and foreclosing on our assets and we could be forced to enter into bankruptcy or cease our operations, which could cause any investment in the Company to become worthless.  Furthermore, the terms and conditions of any further forbearance or extension of the Secured Notes or Bridge Notes could cause substantial dilution to existing shareholders, provide such note holders additional rights over us or our operations and/or materially limit our ability to raise funding or generate revenue for our operations moving forward.

We Remain An Obligor Under The Geronimo Note and Geronimo Has Filed a Lawsuit Against Us to Enforce the Repayment of the Geronimo Note, although we dispute the legitimacy of the Geronimo Note and have filed claims against other parties associated with it. Defending Against This Lawsuit and Resulting Litigation Represents Extreme Harm to the Company by Diversion of Resources and Capital That Would Otherwise be Directed to Revenue Production.

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

The Company prevailed in a Motion to Supplement the Record which added substantive additional information to the file that was sent to the Appeals Court.  On September 26, 2014, the Appeals Court remanded the case to the Trial Court for review and subsequent determination. Effective February 18, 2015, the Trial Court granted the Company’s Motion to Set Aside the Judgment. The Company intends to continue to vigorously protect its interests against Geronimo’s claims and other related parties.

The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify it against claims associated with the Geronimo Note) to offset any damages.  In the event the Company is required to pay the amounts alleged owed in the Geronimo litigation, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.

We have various outstanding convertible notes which are convertible into shares of our common stock. The conversion of such convertible notes may result in significant dilution to existing shareholders and the sale of such shares of common stock issuable upon conversion may cause the value of our common stock to decline in value.

As described below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” we have an aggregate of $610,000 in outstanding convertible promissory notes which are convertible, at the option of the holders thereof, into shares of our common stock at a conversion price of $0.08 per share.  If sequential conversions of the convertible notes and sales of such converted shares take place, the price of our common stock may decline. The shares of common stock which the convertible notes are convertible into may be sold by non-affiliate holders without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended, as applicable. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock. Additionally, the issuance of common stock upon conversion of the convertible notes may result in immediate and substantial dilution to the interests of other stockholders. In addition, the common stock issuable upon conversion of the convertible notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock may decrease, and any additional shares which shareholders attempt to sell in the market may only further decrease the share price. If the share volume of our common stock cannot absorb the sale of shares issuable upon conversion of the convertible notes, then the value of our common stock will likely decrease.

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

We Currently Have Negative Working Capital.

We had a working capital deficit of $3,917,020 and a total accumulated deficit of $7,883,291 as of December 31, 2014, and as such we will need to raise additional capital to continue our business operations and to pay amounts due under the Secured Notes and our other outstanding promissory notes.  Moving forward, we may be forced to raise such funds on unfavorable terms, if at all.  The failure to raise additional capital could diminish the value of our securities and/or cause them to become worthless.

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

We Are Subject To Increased Regulatory Scrutiny That May Negatively Impact Our Business.

The future growth of the Company and our planned expansion into a variety of new fields may create a variety of new regulatory issues. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our future services less useful to users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

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

Our Intellectual Property Rights Are Valuable, And Any Inability To Protect Them Could Reduce The Value Of Our Products, Services And Brand.

Our intellectual property rights and branding rights are important assets for us. The efforts we have taken and/or may take in the future to protect our proprietary rights may not be sufficient or effective.

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

More Individuals Are Using Non-PC Devices To Access The Internet, And Our Technology May Not Be Widely Adopted By Users Of These Devices.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held tablets, and television set-top devices, has increased dramatically in the past few years. If our websites and technology do not perform well for these non-PC devices and a suitable enhancement to our websites and technology is not made, we may greatly limit the marketability of our websites and technology to this increasingly important non-PC device portion of the market for online services.

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

There Is A Concern About Our Ability To Continue As A Going Concern.

There is a concern about our ability to continue as a going concern. We had a working capital deficit of $3,917,020, current assets of $33,071, consisting solely of cash and had an accumulated deficit of $7,883,291 as of December 31, 2014.  For the twelve months ended December 31, 2014, we had a net loss of $574,451. These factors raise substantial doubt as to whether we will be able to continue as a going concern.

Nevada Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Preferred Stock, Which Shares May Have Rights And Preferences Greater Than Our Currently Outstanding Common Stock.

Pursuant to our Articles of Incorporation, we have 100,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized, including 1,000 shares of Series A Preferred Stock designated and 2,000,000 shares of Series B Preferred Stock designated. As of the filing of this report, we had 50,674,195 shares of common stock, issued and outstanding (which does not include 618,215 shares which we have agreed to issue, which haven’t been physically issued as of the date of this filing and are not included in the number of issued and outstanding shares disclosed throughout this report) and 1,000 shares of Series A preferred stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to existing shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors. We currently have shares of Series A Preferred Stock designated, which shares provide the holder thereof the right to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote on such matters. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. The holder of the shares of Series A Preferred Stock, currently Richard M. Morrell, as described below, will exercise voting control over the Company. The Company's shareholders will have no control over the designations and preferences of the preferred stock and as a result the operations of the Company and the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

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

We Have Reported Several Material Weaknesses In The Effectiveness Of Our Internal Controls Over Financial Reporting, And If We Cannot Maintain Effective Internal Controls Or Provide Reliable Financial And Other Information, Investors May Lose Confidence In Our SEC Reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a functioning audit committee. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Disclosure controls generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently rents shared service facilities for $240 per year at 13663 Providence Road, Suite 253, Weddington, NC.  Meeting facilities are rented on an “as needed” basis. All contract executives currently work from their homes.

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

On February 12, 2013, Geronimo Property Trust (“Geronimo”) filed a lawsuit against the Company, MedicalWork and StaffMD in the Superior Court of Fulton County, Georgia (File No. 2013CV227180), alleging breach of contract by the Company and MedicalWork, due to the Company’s and MedicalWork’s alleged failure to repay a $250,000 Secured Note ( the “Geronimo Note”); unjust enrichment against MedicalWork and StaffMD; fraud against the Company due to alleged breaches of representations made by the Company; and seeking recovery of damages and attorneys’ fees.  The suit also sought to enjoin the Company from selling Find.com.  The suit claimed that Geronimo never agreed to extend the due date of the Geronimo Note from February 1, 2012 to February 1, 2013 and that a total of approximately $357,500 was due pursuant to the Geronimo Note (including $250,000 of principal, $75,500 of interest and $32,000 of late charges.)  Geronimo also alleged that it sent the Company a default notice relating to the Geronimo Note on February 9, 2012, provided that the Company never received such notice.  The Geronimo Note had a security interest only in the MedicalWork assets, which are no longer owned by the Company. Jeffrey Sisk has agreed to indemnify the Company from all costs and damages associated from any claims or judgment associated with the Geronimo Note.

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

Our shareholders and Note Holders encouraged management to appeal this judgment. On January 10, 2014 the Company filed an appeal of the judgment.

The Company prevailed in a Motion to Supplement the Record which added substantive additional information to the file that was sent to the Appeals Court.  On September 26, 2014 the Appeals Court remanded the case to the Trial Court for review and subsequent determination. Effective February 18, 2015, the Trial Court granted the Company’s Motion to Set Aside the Judgment.

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

Additionally, as a result of discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  The Company asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and its then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary. As part of the Motion to Set Aside recently granted on the Geronimo Judgment, the Geronimo lawsuit was combined with this new litigation into one combined case going forward.

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

Quarter Ended	High Sales Price	Low Sales Price

December 31, 2014	$0.40	$0.04
September 30, 2014	$0.10	$0.04
June 30, 2014	$0.04	$0.04
March 31, 2014	$0.07	$0.04

December 31, 2013	$0.04	$0.04
September 30, 2013	$0.05	$0.05
June 30, 2013	$0.06	$0.06
March 31, 2013	$0.04	$0.04

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 100,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock"). As of the date of this filing, we had 50,674,195 shares of common stock issued and outstanding (which does not include 618,215 shares of common stock that we have agreed to issue, which have not been physically issued as of the date of this filing), and 1,000 shares of Series A Preferred Stock issued and outstanding.

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

On April 16, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, the Company’s then Chief Information Officer, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney (or her assigns), the Company’s Chief Financial Officer, Secretary and Treasurer,  pursuant to the terms of the consulting agreement for services rendered; and 100,000 shares to reddbug, a third party vendor, as payment in-lieu of cash for services performed unrelated to is recent contract.

On June 30, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares, valued at $675, to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares, valued at $300, to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares, valued at $500, to a third party vendor as payment in-lieu of cash.

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

On July 22, 2014, the Company issued 600,000 shares of restricted common stock, valued at $3,000, as compensation to Richard M. Morrell, pursuant to the terms of his consulting agreement.

On September 30, 2014, the Company issued 185,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 90,000 shares to Brian Waldo, valued at $450, pursuant to the terms of his consulting agreement; 45,000 shares to Christine B. Cheney, valued at $250, pursuant to the terms of her consulting agreement; and 50,000 shares to a third party vendor as payment in-lieu of cash.

On October 10, 2014, Thomas M. Cheney, the spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”).  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, loaned the Company $55,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On December 31, 2014, the Company issued 195,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares, valued at $675, to Brian Waldo, pursuant to the terms of his consulting agreement; and 60,000 shares, valued at $300, to Christine B. Cheney, pursuant to the terms of her consulting agreement.

On March 1, 2015, James Hendrickson, a Secured Note Holder, loaned the Company $25,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of February 28, 2017.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note.

On March 31, 2015, the Company issued 1,097,500 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 467,500 shares, valued at $2,338, to Brian Waldo, pursuant to the terms of his consulting agreement; and 630,000 shares, valued at $3,150, to Christine B. Cheney, pursuant to the terms of her consulting agreement.

On April 10, 2015, the Company issued 900,000 shares of restricted common stock, valued at $4,500, as compensation to Richard Morrell, pursuant to the terms of his consulting agreement.

During 2014, a number of Secured Noteholders exercised their option to receive a pro-rata share of 1,460,290 shares authorized as a forbearance fee in April 2012.  A total of 841,910 shares were issued to satisfy this obligation during 2014.  There are still 618,215 shares authorized to be issued to the remaining Secured Noteholders.

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

We launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Our established strategy is as follows:

1.

Build Traffic.  Leverage the strength of the Find.com URL name and the quality of our leadership team to develop partnerships to help grow traffic.  In October 2013, Find.com entered into an agreement with SeedCorn, an online advertising partner that specializes in pay-per-click arbitrage, as previously disclosed. This partnership resulted in significant growth in traffic and overall interest in our website, provided that the untimely passing of SeedCorn’s principal has resulted in decreased activity with this partner.

2.

Monetize the Traffic.  Offer targeted products and services to monetize our traffic.  We have thus far concentrated on advertising and affiliate-based retail as our initial revenue streams.  We intend to continue to leverage the strength of the Find.com name, customer base, and management team to expand into additional online industries by adding partnerships that can strengthen the quantity and quality of our traffic, and further our monetization strategy.  We are currently in various stages of discussions with multiple partners that meet these criteria, provided that nothing has been finalized or agreed to as of the date of this filing.

3.

Build Brand.  Apart from the unique content contained in our site and our social networking efforts, we have not yet implemented a robust marketing plan which we believe is needed to maximize our revenue opportunities.  However, we have identified multiple potential partners with extensive experience and successful track records in this arena.  Rather than develop a marketing strategy for Find.com from scratch, we believe we can attain a higher level of success, and more quickly, by engaging one or more of these specialized partners.

Once our Find.com subsidiary is well-established, if ever, we plan to enter in or acquire other business opportunities, funding permitting.  We may consider raising additional capital to accelerate development of Find.com, enter additional business opportunities, or improve our capital structure. We do not have any specific plans to raise capital at this time, since we are committed to making Find.com successful first.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Generation Zero implemented FASB ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FASB ASC 855 did not impact Generation Zero’s financial position or results of operations. Generation Zero evaluated all events or transactions that occurred after December 31, 2014 until April 10, 2015 and has disclosed any material recognizable subsequent events.

RESULTS FROM OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

We generated revenues of $82,385 for the year ended December 31, 2014, compared to revenues of $2,281 for the year ended December 31, 2013. Revenues were generated through our subsidiary Find.com.

The Company had cost of sales of $7,271 for the year ended December 31, 2014, compared to no cost of sales for the year ended December 31, 2013.

We had general and administrative expenses of $325,308 for the year ended December 31, 2014, compared to general and administrative expenses of $186,894 for the year ended December 31, 2013, an increase of $138,414 or 74% from the prior period.  The increase in general and administrative expenses was mainly due to legal expenses incurred in defending the Company against the Geronimo Lawsuit.

We had $266,667 in amortization and depreciation expense for the year ended December 31, 2014 compared with depreciation expense of $280,000 for the year ended December 31, 2013.  Amortization and depreciation expenses are related to the acquisition of the Find.com assets in fiscal 2010. The lower amortization reflects the decrease in asset base as a result of the $86,666 we recognized as an impairment charge against the net book value of technology assets acquired in April 2010 for the year ended December 31, 2013.

We had total operating expenses of $591,975 and a total operating loss of $516,861 for the year ended December 31, 2014, compared to total operating expenses of $553,560 and a total operating loss of $551,280 for the year ended December 31, 2013. The increase in total operating expenses of $38,415 and decrease in operating loss of $34,418 from the prior period is due to the reasons stated above.

We had no forgiveness of debt for the year ended December 31, 2014, compared to $30,484 of forgiveness of debt for the year ended December 31, 2013 as a result of debt forgiven by Matthew Krieg, the Company’s former Chief Executive Officer and Director.

We had interest expense of $57,590 for the year ended December 31, 2014, compared to interest expense of $64,084 for the year ended December 31, 2013. This decrease in interest expense of $6,494 from the prior period was in connection with interest forgiven and agreed to not accrue on third party secured notes as described below.

We had a total net loss of $574,451 for the year ended December 31, 2014, compared to a total net loss of $584,879 for the year ended December 31, 2013.  This decrease in net loss of $10,428 from the prior period was mainly due to the agreement to not accrue interest above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $3,021,920 as of December 31, 2014, consisting of intangible assets, net of accumulated amortization, of $2,988,849 and total current assets of $33,071, consisting solely of cash.

We had total liabilities as of December 31, 2014 of $4,210,091, consisting of total current liabilities of $3,950,091 (which included $121,954 of accounts payable, $145,709 of accrued interest; $11,760 of accrued audit expenses; $3,000 due to Brian Waldo for accrued consulting fees; $373,661 due to related party debt, of which $148,500 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director,  $171,243 was owed to Cynthia White, the Company’s former officer and Director in connection with certain loans made to the Company, as described below and $53,918 was due to Phoenix Restructuring, collateral agent for the Secured Note Holders; $2,764,007 due to third party Secured Note Holders; and $530,000 due to third party note holders);  and non-current liabilities consisting of $260,000 of long-term notes payable, of which amount $100,000 was owed to Richard M. Morrell, the Company’s sole Director and Chief Executive Officer; $75,000 was owed to Thomas M. Cheney, spouse of the Company’s Chief Financial Officer; and $85,000 was owed to third parties, as described below.

We had a working capital deficit of $3,917,020 and a total deficit accumulated during the development stage of $7,883,291 as of December 31, 2014.  We incurred a net loss of $574,451 for the year ended December 31, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We had $182,882 of net cash used in operating activities for the year ended December 31, 2014, which was mainly due to a net loss of $574,451 offset by $124,902 of increase in accrued liabilities.

We had $198,186 of net cash provided by financing activities for the year ended December 31, 2014, which was mainly due to $260,000 of proceeds from issuance of debt instruments to related parties (see below) offset by repayments of related party debt of $75,694.

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note mirroring the forbearance extension and waiver of interest accrual of the Secured Notes. As of December 31, 2013 and 2014, a total of $360,926 and $362,490 respectively, including accrued and unpaid interest thereon, was owed on this note.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note mirroring the forbearance extension. As of December 31, 2013 and 2014, a total of $70,116 and $79,009 respectively, including accrued and unpaid interest thereon, was owed on this note.

The Company was not able to meet the terms of a Forbearance Agreement entered into with the Secured Note Holders in November 2010 (which required among other things, the repayment of the Notes by March 15, 2011) and in March 2012, the Secured Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”.) Pursuant to the First Addendum, the Notes were renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 618,215 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance has subsequently been extended to January 2, 2016. As of December 31, 2013 and 2014, a total of $2,920,250 and $2,920,250 respectively was owed on these notes.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  As of December 31, 2013 and 2014, a total of $50,000 and $40,000 respectively was owed on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000 for working capital with some of the funds earmarked for the specific purpose of bringing the Company current in SEC filings to put the Company in a better position to raise additional funds to launch its strategic plan. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and was due and payable on August 15, 2014.  The maturity date has been extended to August 15, 2015. The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. As of December 31, 2013 and December 31, 2014, there was $200,000 and $200,000 outstanding on this Convertible Promissory Note respectively.

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia White, for working capital specific to the Find.com operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com operations.  The amount loaned bears zero interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of December 31, 2013 and December 31, 2014, there was $5,000 and $5,000, respectively owed to Ms. White.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2013 and December 31, 2014, there was $25,000 and $25,000, respectively owed on this Convertible Promissory Note owed to a related party.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2013 and December 31, 2014, there was $100,000 and $100,000, respectively owed on this Convertible Promissory Note owed to a related party.

On July 1, 2014, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2014, there was $100,000 outstanding on this Convertible Promissory Note owed to a related party.

On October 10, 2014, Thomas M. Cheney, spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2014, there was $75,000 outstanding on this Convertible Promissory Note owed to a related party.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, loaned the Company $55,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2014, there was $55,000 outstanding on this Convertible Promissory Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of December 31, 2014, there was $30,000 outstanding on this Convertible Promissory Note.

On March 1, 2015, James A. Hendrickson loaned the Company an additional $25,000 which was evidenced by another Convertible Promissory Note that has a maturity date of February 28, 2017.

As of the date of this filing, the Company owes $2,920,250 to the Secured Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, however, pursuant to the terms of a Forbearance Agreement and a First Addendum, the Note Holders agreed to forbear from taking any action in connection with the default during a forbearance period ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”).  No interest accrues on the Notes during the Extended Forbearance Period.  The First Addendum also provided that all shares issued to the Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Note Holders, of which a total of $50,000 was subsequently borrowed as discussed above), and that Mr. Krieg, upon execution of default options and with the stipulation that the Company must be current with SEC filings, would cancel his Series A Shares in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, on execution of default options, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of Generation Zero Group, Inc., the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. The Company also agreed to pay the Note Holders up to 25% of the amount of any cash flow in excess of $1 million (at the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million. In return, the Note Holders agreed to further forbear from taking any action under the Notes and to extend the forbearance period so long as such requirements were met. The forbearance period has subsequently been extended to January 2, 2016.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 10, 2015

Board of Directors

Generation Zero Group, Inc.

We have audited the accompanying consolidated balance sheet of Generation Zero Group, Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of $33,071 and current liabilities of $3,950,091.  In addition, the Company has an accumulated deficit of ($7,883,291) and is dependent on additional investments and/or revenue sources. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

Woodstock, Georgia

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS
Cash	$ 33,071	$ 17,767

Total current assets	$ 33,071	$ 17,767

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 2,988,849	$ 3,163,125
Total assets	$ 3,021,920	$ 3,180,892

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 121,954	$ 21,785
Accrued liabilities	$ 160,469	$ 135,736
Short-term debt - related party	$ 28,500	$ 5,000
Notes payable due within 1 year – related party	$ 345,161	$ 156,243
Notes payable due within 1 year - other	$ 3,294,007	$ 3,369,007
Total current liabilities	$ 3,950,091	$ 3,687,770

Notes payable, long term – related party	$ 175,000	$ 125,000
Notes payable, long term - other	$ 85,000	$ 0
Total liabilities	$ 4,210,091	$ 3,812,770

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 48,644	$ 44,365
authorized; 48,643,868 and 44,364,785 issued and outstanding
Additional paid-in capital	$ 6,646,475	$ 6,632,595
Deficit accumulated during the development stage	$ (7,883,291)	$ (7,308,839)
Total stockholders' equity (deficit)	$ (1,188,171)	$ (631,878)

Total liabilities and stockholders' equity (deficit)	$ 3,021,920	$ 3,180,892

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2014	2013	2014

Revenues	$ 82,385	$ 2,281	$ 511,992
Cost of Sales	$ 7,271	$ 0	$ 16,888
Gross Profit	$ 75,114	$ 2,281	$ 495,104

Operating Expenses:
General, selling and administrative	$ 325,308	$ 186,894	$ 1,421,042
Impairment of oil and gas properties	$ 0	$ 0	$ 32,520
Impairment of intangible asset	$ 0	$ 86,666	$ 1,186,666
Depreciation and amortization	$ 266,667	$ 280,000	$ 1,251,091
Total operating expenses	$ 591,975	$ 553,560	$ 3,891,319

Operating loss	$ (516,861)	$ (551,280)	$ (3,396,214)

Other revenue and expenses:
Loss from discontinued operations	$ 0	$ 0	$ (1,788,987)
Loss on abandonment of assets	$ 0	$ 0	$ (3,028)
Forgiveness of debt	$ 0	$ 30,484	$ 852,527
Interest income	$ 0	$ 0	$ 0
Interest expense	$ (57,590)	$ (64,084)	$ (3,547,588)

Net income (loss)	$ (574,451)	$ (584,879)	$ (7,883,291)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	-
Weighted average common shares outstanding	47,039,362	39,665,196	-

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 16, 2006 (Inception) Through December 31, 2014

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Exploration	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Common shares issued for cash	-	$-	103,605	$104	$45,946	$-	$46,050
Common shares issued for services		-	3,000	3	297	-	300
Warrants granted		-	-	-	19,119	-	19,119
Net loss		-	-	-	-	(43,745)	(43,745)
Balances at December 31, 2006		-	106,605	107	65,362	(43,745)	21,724

Common shares issued for cash		-	2,500	2	24,998	-	25,000
Common shares issued for services		-	100	-	1,000	-	1,000
Common shares issued as finder's fees		-	5,000	5	49,995	-	50,000
Cancellation of common shares		-	(1,000)	(1)	1	-	-
Net loss		-	-	-	-	(74,766)	(74,766)
Balances at December 31, 2007		-	113,205	113	141,356	(118,511)	22,958
Common shares issued for services		-	3,000	3	29,997	-	30,000
Net loss		-	-	-	-	(168,473)	(168,473)
Balances at December 31, 2008		-	116,205	116	171,353	(286,984)	(115,515)
Donated services	-	-	-	-	65,000	-	65,000
Forgiveness of related party liabilities	-	-	-	-	31,496	-	31,496
Common shares issued for conversion of related party debt			10,000	10	990		1,000
Debt discount from beneficial conversion Feature		-	-	-	12,764	-	12,764
Preferred shares issued for cash	1,000	1	-	-	174,999	-	175,000
Share issuance costs		-	-	-	(17,500)	-	(17,500)
Net loss	-	-	-	-	-	(154,983)	(154,983)
Balances at December 31, 2009	1,000	1	126,205	126	439,102	(441,967)	(2,738)

Common shares issued for then related party debt			1,100,000	1,100			1,100
Common shares issued to acquire intangible assets			24,988,567	24,989	4,543,943		4,568,932
Common shares issued for staffing agreement			500,000	500	(500)		0

Common shares issued for Third-Party Notes				1,050,000	1,050	(1,050)		0
Net loss							(2,172,672)	(2,172,672)
Balances at December 31, 2010	1,000	$1		27,764,772	$27,765	$4,981,495	$(2,614,639)	$2,394,622
Common shares issued as Default on Secured Notes				200,000	200	(200)		0
Common shares issued for conversion of debt				1,200,000	1,200			1,200
Common shares issued for debt of acquisition				250,000	250			250
Common shares issued with acquisition				6,000,000	6,000	1,621,750		1,627,750
Common shares issued with vendor agreement				13
Net Loss							(3,413,666)	(3,413,666)
Balances at December 31, 2011	1,000	1		35,414,785	35,415	6,600,045	(6,028,305)	607,156
Common shares returned with disposal of subsidiary				(3,000,000)	(3,000)	3,000		0
Net Loss							(695,654)	(695,654)
Balances at December 31, 2012	1,000		1	32,414,785	32,415	6,603,045	(6,723,959)	(88,498)
Common shares issued for compensation new management team	1,000		1	7,300,000	7,300	29,200		36,500
Common shares issued with Bridge Notes				500,000	500	(500)		0
Common shares issued for exchange of Series A shares	(1,000)		(1)	3,000,000	3,000	(3,000)		0
Common shares issued for compensation new CEO				1,000,000	1,000	4,000		5,000
Common shares issued for 3rd Party Note extension				150,000	150	(150)		0
Net Loss							(584,879)	(584,879)

Balances at December 31, 2013	1,000	1	44,364,785	44,365	6,632,595	(7,308,839)	(631,878)
Common shares issued as Forbearance Extension 4/2012			809,083	809			809
Common shares management comp			3,220,000	3,220	12,880		16,100
Common shares per vendor agreements			250,000	250	1,000		1,250
Net Loss						(574,451)	(574,451)
Balances at December 31,2014	1,000	1	48,643,868	48,644	(6,646,475)	(7,883,291)	(1,188,171)

See notes to consolidated financial statements

GENERATION ZERO GROUP, INC.

(FORMERLY VELOCITY OIL & GAS, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		May 16, 2006 (Inception) Through December 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (574,451)	$ (584,879)	$ (7,883,291)
Adjustments to reconcile net loss to cash used:
Depreciation			4,108
Amortization of debt discount			2,712,733
Amortization of intangible assets	266,667	280,000	1,246,667
Debt used for interest			264
Impairment of oil and gas properties			32,520
Impairment of intangible assets		86,666	1,186,666
Stock issued for services			31,300
Warrant expense			19,119
Donated services			65,000
Changes in assets and liabilities:
Accounts payable	100,169	(8,361)	121,607
Accrued liabilities	24,733	49,086	181,257
NET CASH USED IN OPERATING ACTIVITIES	$ (182,882)	$ (177,488)	$ (2,282,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets			$ (7,453)
Purchase of intangible assets			(64,220)
Proceeds from sale of properties			29,980
NET CASH USED IN INVESTING ACTIVITIES			$ (41,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 175,000	$ 140,000	$ 315,000
Proceeds from third party debt	$ 85,000		$ 531,210
Repayments of related party debt	$ (75,694)		(75,694)
Repayments of third party debt		(30,168)	(294,042)
Proceeds from issuance of preferred stock		10	157,510
Proceeds from issuance of common stock	13,880	11,700	1,722,830
NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 198,186	$ 121,542	$ 2,356,814

NET CHANGE IN CASH	$ 15,304	$ (55,947)	$ 33,071
Cash, beginning of period	17,767	73,714
Cash, end of period	$ 33,071	$ 17,767	$ 33,071

See notes to consolidated financial statementsGENERATION ZERO GROUP, INC.

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

Reclassifications. Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $584,879 and $574,451, for the years ended December 31, 2013 and 2014, respectively, and had an accumulated deficit of $7,883,291 as of December 31, 2014. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 - INTANGIBLE ASSETS

The intangible assets all relate to the URL www.Find.com and the related underlying technology driving the website at the time of acquisition. These intangibles are deemed to be amortized over a fifteen year period.

www.Find.com Technology

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that powered the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name.  The purchase also included all service contracts related to the operations of the technology that, at the time of acquisition, related to the operation of www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL. The asset was valued at $1,300,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company issued 10,000,000 shares of restricted common stock as purchase consideration.  In January 2011, Find.com Acquisition liquidated its assets and distributed the 10,000,000 shares of Generation Zero’s restricted common stock held to its shareholders.

The Company began pursuing an alternative strategy for the Find.com URL and opportunities for the Company in the fourth quarter of 2010.  Generation Zero as of December 31, 2010 was uncertain as to whether it would be able to utilize the full functionality of the acquired technology assets on future initiatives unrelated to Find.com, and accordingly recorded an impairment charge of ($1,100,000) based on the fact that the timing of any future initiatives was unknown and uncertain. The technology assets, after the impairment charge, were valued at $200,000.

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

NOTE 4 – MANAGEMENT REORGANIZATION

Effective on May 13, 2013, the Company’s then sole Director and officer, Matthew Krieg, resigned and exchanged 1,000 shares of the Company’s Series A Preferred Stock which he held for 3,000,000 shares of the Company’s restricted common stock.  On that same date, Cynthia S. White was issued 1,000 new shares of the Company’s Series A Preferred Stock (a transaction which represented a change of control), was appointed as a Director, Chief Executive Officer and President of the Company, and was issued 2,000,000 shares of the Company’s restricted common stock in consideration for serving in these capacities and for services previously rendered to the Company.  On that same date, Mr. Krieg authorized and issued 2,000,000 shares of the Company’s restricted common stock to the estate of Ronald Attkisson for services previously rendered to the Company by Mr. Attkisson, and appointed Christine B. Cheney as the Secretary/Treasurer and Chief Financial Officer of the Company. On May 15, 2013, Ms. Cheney was issued 2,000,000 shares of the Company’s restricted common stock in consideration for services previously rendered to the Company and in consideration for agreeing to be appointed as Chief Financial Officer of the Company.  On that same date, Brian Waldo was appointed as the Chief Information Officer of the Company and was issued 1,300,000 shares of the Company’s restricted common stock in consideration for services rendered to the Company in connection with the development of the upgraded and redesigned website for Find.com and for agreeing to be appointed as the Company’s Chief Information Officer.

Effective on July 22, 2013, Ms. White resigned as President and Chief Executive Officer of the Company and the Board of Directors appointed Richard M. Morrell as the Chief Executive Officer, President and as a Director of the Company to fill the vacancy created by her resignation.  The Board of Directors approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Mr. Morrell in consideration for agreeing to serve as an officer and director of the Company and services previously provided to the Company.  Effective November 27, 2013, Cynthia S. White resigned as a Director of the Company and as a Director and officer of subsidiaries of the Company, and sold 1,000 shares of the Company’s Series A Preferred Stock to Richard Morrell.

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

Shareholders of the Company and Note Holders encouraged management to appeal this judgment. On January 10, 2014 the Company filed an appeal of the judgment.

The Company prevailed in a Motion to Supplement the Record which added substantive additional information to the file that was sent to the Appeals Court.  On September 26, 2014 the Appeals Court remanded the case to the Trial Court for review and subsequent determination. Effective February 18, 2015, the Trial Court granted the Company’s Motion to Set Aside the Judgment.

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

Additionally, as a result of discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014 the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  Generation Zero asserts that during the period of 2010 through 2011 the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and its then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary.  As a part of the Motion to Set Aside recently granted on the Geronimo Judgment, the Geronimo lawsuit was combined with this new litigation into one combined case going forward.

The Complaint filed by the Company outlines the actions and injuries uncovered thus far by the Company’s investigation and the Company intends to pursue all legal remedies available to it in connection with such Complaint.  The outcome of this litigation cannot be predicted with any degree of reasonable certainty; however the Company intends to vigorously assert its legal rights against damages caused.

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed short-term funding from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below, leaving an outstanding balance of $5,000. Richard M. Morrell, the Company’s current Chief Executive Officer and Director, has loaned the Company $23,500 (not including amounts owed pursuant to Convertible Promissory Notes and other Notes Payable described below).

At December 31, 2014 and December 31, 2013, there was an outstanding balance for short-term loans of $28,500 and $5,000, respectively, due to the shareholders and directors of the Company as short-term related party debt.

Richard M. Morrell, the Company’s Chief Executive Officer and Director, has loaned the Company $225,000 as of December 31, 2014, $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015; and $100,000 of which was evidenced by a Convertible Promissory Note issued July 1, 2014, bearing interest at the rate of 10% per annum with a maturity date of June 30, 2016. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Cynthia S. White, the Company’s former Chief Executive Officer and Director, has loaned the Company $113,771 as of December 31, 2014, $10,000 of which was evidenced by a Bridge Note as disclosed in Note 7 below, $5,000 of which represents short-term funding as disclosed above, and $98,771 which was evidenced by a Secured Note entered into on June 30, 2010, as disclosed in Note 7 below.  Ms. White’s husband was also a holder of a Secured Note representing $57,472 entered into on June 30, 2010, as disclosed in Note 7 below, and his debt is considered related party debt.

On October 10, 2014, Thomas M. Cheney, the spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”).  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to the Company’s newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com”).  As of December 31, 2014 and December 31, 2013, $137,343 and $16,414, respectively, had been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year  license to Find.com to use the Find.com URL. This license automatically renews each year unless notice of termination is provided by either party. Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

The Company owed Scientigo, Inc. $155,000 as part of the Find.com URL transaction referenced in Note 3 above.   The Company made payments of $100,000 to Scientigo.  The note was assumed by Phoenix Restructuring, Inc. in 2011. The note, with a current principal balance of $53,918, is in default. Management is in negotiations to extend the forbearance period and terms of payment.

NOTE 7 – THIRD PARTY TRANSACTIONS

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

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  At the same time, the principal balance remaining on the Secured Notes was confirmed to be $2,920,250 and it was agreed that all accrued interest was forgiven and interest would not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 618,215 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg; such transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance period has subsequently been extended to January 2, 2015 with an automatic extension to January 2, 2016 unless a majority (by value) of the noteholders notifies the Company otherwise.

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

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note.  The holder of this note agreed to mirror all deferrals by the Secured Note holders commencing as of January 2, 2014.

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of the Company’s then directors and a Secured Note Holder converted $10,000 of short-term debt to a $10,000 bridge loan, as disclosed in Note 6 above.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.  The Company has satisfied $10,000 of the bridge notes, leaving an outstanding balance of $40,000 at December 31, 2014.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. The holders of this note agreed to extend the maturity date of the note until August 15, 2015.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, loaned the Company $55,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note.

On March 1, 2015, James A. Hendrickson loaned the Company an additional $25,000 which was evidenced by another Convertible Promissory Note that has a maturity date of February 28, 2017.

NOTE 8 – COMMON STOCK

As disclosed in Note 3, Generation Zero issued an aggregate of 24,988,567 shares of common stock to acquire the URL www.find.com and related technology in 2010.

As disclosed in Note 4, Generation Zero issued an aggregate of 11,300,000 shares of restricted common stock in conjunction with the restructure of the management team and for past services rendered to the Company in May 2013.

As disclosed in Note 7, Generation Zero issued an additional 1,050,000 shares of restricted common stock in conjunction with the issuance of third party notes during November 2010, and issued an additional 150,000 shares of restricted common stock in September 2013 to fulfill prior management commitments relating to an extension on one of the third party notes.

As disclosed in Note 7, Generation Zero agreed in April 2012 to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The Company has issued 841,910 of these shares to date, leaving 618,215 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

As disclosed in Note 7, Generation Zero issued the participating Note Holders 500,000 shares of restricted common stock in April 2012 and in September 2013.

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

On December 31, 2014, the Company issued 195,000 shares of restricted common stock as compensation to management and for payment of services rendered to the Company as follows: 135,000 to Brian Waldo, pursuant to the terms of his consulting agreement; and 60,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of December 31, 2014, there were 1,000 shares of Series A preferred stock issued and outstanding.

Series B Preferred Stock

Generation Zero has authorized 2,000,000 shares of Series B Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference and no voting rights. The Series B Preferred Stock has a price of $2.50 per share and converts into the Company’s common stock on the basis of one share of Series B Preferred Stock for thirty shares of common stock.

As of December 31, 2014, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 – INCOME TAXES

The effective tax rate varies from the maximum federal statutory rate as a result of the following items for the twelve months ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Tax benefit computed at the maximum federal statutory rate	(34.0)%	(34.0)%
State tax rate, net of federal tax benefit	(4.0)%	4.0)%
Increase in valuation allowance	38.0%	38.0%
Effective income tax rate	0.0%	0.0%

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

The Company has net operating loss carry forwards for tax purposes totaling approximately $7,883,291 as of December 31, 2014, expiring through 2034. There is a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are considered below.

Significant deferred tax assets at December 31, 2014 and 2013 are approximately as follows:

	2014	2013
Gross deferred tax assets:
Net operating loss carry forwards	$7,883,291	$7,308,839
Total deferred tax assets	2,995,651	2,777,359
Less: valuation allowance	(2,995,651)	(2,777,359)
Net deferred tax asset recorded	$-	$-

For financial statement purposes, no tax benefit has been reported as we have had significant losses in recent years and realization of the tax benefits is uncertain.  Accordingly, a valuation allowance has been established in the full amount of the deferred tax asset.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014 and 2013, respectively.

The Company has not filed tax returns since inception.

NOTE 11- SUBSEQUENT EVENTS (unaudited)

Effective January 7, 2015, Brian Waldo resigned as Chief Information Officer of the Company in order to pursue other opportunities.  Mr. Waldo was originally appointed as Chief Information Officer of the Company on May 15, 2013.

Effective February 18, 2015, the Trial Court granted the Company’s Motion to Set Aside the Judgment. Geronimo did not appeal of the Motion to Set Aside the Judgment and the Company no longer recognizes this contingent obligation. (See Note 5 above.)

On March 1, 2015, James A. Hendrickson loaned the Company $25,000 which was evidenced by a Convertible Promissory Note. (See Note 7 above.)

On March 31, 2015, the Company issued 1,097,500 shares of restricted common stock as compensation to current management as follows: 467,500 shares to Brian Waldo, pursuant to the terms of his consulting agreement valued at $2,337.50 and 630,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement, valued at $3,150.

On April 8. 2015 the Company terminated its agreement with reddbug.  The Company is exploring opportunities with multiple individuals and potential partners to provide these services and will disclose more detailed information as it becomes available.

On April 10, 2015 the Company issued 900,000 shares to Richard M. Morrell, pursuant to the terms of his consulting agreement, valued at $4,500.

38

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures

An evaluation was conducted under the supervision and with the participation of our Management, including our Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of our Director and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and Director are as follows:

Name	Age	Position	Date First Appointed
Richard M. Morrell	44	President, Chief Executive Officer and Director	July 2013

Christine B. Cheney	62	Chief Financial Officer, Treasurer and Secretary	May 2013

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

Mr. Morrell came to Time Warner Cable from Wachovia/Wells Fargo, where he served in various finance leadership capacities from December 2003 to February 2011, including as CFO of various business units, on multiple merger integration teams, and in strategic planning.  Prior to joining Wachovia/Wells Fargo, he was the Vice President of Finance and Administration for the Utah Athletic Foundation from May 2002 to May 2003, which is the legacy organization to the Salt Lake Olympic Committee where he served as Finance Manager for the Sport Department from January 1999 to April 2002.  Prior to that, Mr. Morrell served in various finance roles with Ford MotorCompany.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our Directors (currently consisting solely of Mr. Morrell) or executive officers were involved in any of the following:  (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being named a subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

None of our Directors are related by blood, marriage, or adoption to any other Director, executive officer, or other key employees.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

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

Board Meetings and Annual Meeting

During the fiscal years ended December 31, 2013 and 2014, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2012, 2013 or 2014.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal years ended December 31, 2013 and 2014 by the unanimous written consent of the sole Director (or where applicable, all of the members of the then Board of Directors), who also controls 51% of the Company’s voting shares through his ownership of the Series A Shares.

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

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations, provided that we have not adopted a formal Code of Ethics. The Board of Directors (currently consisting solely of Mr. Morrell) evaluated the business of the Company and the number of employees and determined that since the business is operated by only two persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our directors and executive officers (where applicable), we believe that all filings required to be made under Section 16(a) during 2014 were timely made, except that Richard M. Morrell, our Chief Executive Officer and sole Director, inadvertently failed to timely report his initial ownership of our common stock on Form 3; Christine B. Cheney, our Chief Financial Officer, inadvertently failed to timely report her initial ownership of our common stock on Form 3 and to timely report the receipt of certain shares of common stock in consideration for services rendered in December 2014; Brian Waldo, our former Chief Information Officer, inadvertently failed to timely report his initial ownership of our common stock on Form 3 and to timely report the receipt of certain shares of common stock in consideration for services rendered in December 2014; and Phoenix Restructuring, Inc. (and other beneficial ownership of Phoenix), a greater than 10% shareholder of the Company, inadvertently failed to timely report its initial ownership of our common stock on Form 3.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer and the two most highly compensated officers other than the Chief Executive Officer who were serving as an executive officer of the Company at the end of December 31, 2014, and up to two additional individuals for whom disclosure would have been required had they been serving as an executive officer at the end of the last completed fiscal year (the “Named Executive Officers”).

Summary Compensation Table

Name & Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)	Other(1) Annual Compensation ($)	Total * Compensation ($)

Richard M. Morrell (1)	2014	$--	$6,000	$53,226 Accrued	$59,226
President, Chief Executive	2013	$--	$5,000		$5,000
Officer and Director

Christine B. Cheney (2)	2014	$34,500 (a)	$ 7,125	$3,000 accrued (a)	$44,625
Chief Financial Officer,	2013	$--	$10,000		$10,000
Treasurer, Secretary

Brian Waldo (3)	2014	$40,500 (a)	$15,875		$56,375
Chief Information Officer	2013	$15,000 (a)	$ 6,500		$21,500

(a)

Cash compensation paid by Find.com, Inc.

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  The value of the Stock Awards and Option Awards in the table above (if any) were calculated based on the fair value of such securities calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Other than the individuals listed above, we had no executive employees or Directors during the years listed above. Our officers and Directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf.  As of the date of this Report, none of our officers or Directors are a party to employment agreements with us, provided our CEO and CFO are party to consulting agreements described below.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans. None of our executive officers received any option awards, non-equity incentive plan compensation or nonqualified deferred compensation earnings during the periods presented.

(1)

Mr. Morrell was appointed as a Director of the Company, and as the Company’s President and Chief Executive Officer, effective July 22, 2013.

(2)

Ms. Cheney was appointed as Chief Financial Officer, Treasurer and Secretary, effective May 13, 2013.

(3)

Mr. Waldo was appointed as Chief Information Officer, effective May 15, 2013. Effective January 7, 2015, Mr. Waldo resigned as Chief Information Officer of the Company in order to pursue other opportunities.

No executive Directors of the Company received any separate or additional consideration for their services to the Board of Directors other than what they were paid as executive officers of the Company (if anything) during the last two fiscal years.  As such, the table regarding Board Compensation has not been included in this filing as it would be duplicative of the information provided above.  During the year ended December 31, 2014, we did not have any non-executive members of the Board of Directors.

Outstanding Equity Awards at Year End

We have not granted any stock options to our executive officers since our incorporation and had no outstanding equity awards at year end.

Equity Compensation Plan Information

We have no (and had no as of December 31, 2014) equity compensation plans outstanding (whether approved by stockholders or not) and no securities issuable upon exercise of any outstanding options, warrants or rights issued or granted under any equity compensation plans.

Consulting Agreements

We currently have a consulting agreement in place with Richard M. Morrell, our Chief Executive Officer, President and sole Director and with Christine B. Cheney, our Chief Financial Officer.

Richard M. Morrell Consulting Agreement

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

The Company agreed to issue Mr. Morrell 600,000 shares of the Company’s restricted common stock as long as Mr. Morrell is still providing services pursuant to the Consulting Agreement on January 22, 2014 (which shares have been issued to date).  In the event that the Company, under Mr. Morrell’s leadership, is profitable and such profitability is apparently sustainable (in the sole subjective opinion of the Board of Directors) as of December 31, 2014, Mr. Morrell was due to be issued an additional 1,000,000 shares of restricted common stock of the Company. Mr. Morrell, as the sole Director, determined that this target was not met and subsequently was not issued the additional 1,000,000 shares of restricted common stock of the Company. Beginning January 22, 2014, Mr. Morrell was to be paid a monthly consulting fee of $10,000 per month (the “Monthly Payments”); provided that the Board of Directors (“BOD”) has determined in their sole discretion, that the Company has adequate cash flow to support such Monthly Payments.  In the event the BOD determines that the Company does not have adequate cash flow to support such Monthly Payments, in lieu of the Monthly Payments, Mr. Morrell shall be issued 100,000 shares of the Company’s restricted common stock for each month that the Monthly Payments are not paid in cash, not to exceed past July 22, 2014.  These additional shares were awarded to Mr. Morrell on July 22, 2014.  Beginning on July 22, 2014, Mr. Morrell was to be paid a monthly consulting fee of $10,000 per month, unless mutually agreed otherwise by Mr. Morrell and the BOD.  Mr. Morrell did not receive any cash payments during 2014 and the compensation owed per the terms of his consulting agreement was accrued by the Company as of December 31, 2014.

Based on annual performance milestones (the “Bonus Criteria”) set by the BOD, which have already been established by the BOD through the year 2014, the BOD may in its discretion award Mr. Morrell yearly bonuses (the “Bonuses”). Based on meeting such Bonus Criteria, Mr. Morrell may receive Bonuses in cash or stock equal to twelve (12) months of Monthly Payments, adjusted consistent with performance against Bonus Criteria. On April 10, 2015 the Company issued 900,000 shares of restricted common stock to Mr. Morrell, as an annual bonus for the years 2013 and 2014, valued at $4,500.

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

Beginning January 1, 2014, the Company agreed to pay Ms. Cheney a quarterly consulting fee in shares of restricted common stock (paid quarterly in arrears) and Find.com, Inc. agreed to pay Ms. Cheney a quarterly consulting fee in cash (paid monthly in arrears), which is dependent on the Company’s quarterly net revenue.  Ms. Cheney received the restricted common stock committed for 2014 and also received $34,500 of the $37,500 owed as cash compensation from Find.com, Inc. The remaining $3,000 owed to Ms. Cheney as compensation from Find.com, Inc. has been accrued as of December 31, 2014.

The Company and Find.com, Inc. also agreed to provide Ms. Cheney an annual cash bonus and an annual stock bonus, adjustable upwards or downwards based on certain pre-determined performance criteria. On March 31, 2015 the Company issued 450,000 shares of restricted common stock to Strategic Assessments (per the terms of Ms. Cheney’s agreement) as an annual bonus for the year 2014, valued at $2,250.

Brian Waldo Consulting Agreement (terminated)

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

Beginning January 1, 2014, the Company agreed to pay Mr. Waldo a quarterly consulting fee in shares of restricted common stock (paid quarterly in arrears) and Find.com, Inc. agreed to pay Mr. Waldo a quarterly consulting fee in cash (paid monthly in arrears), which is dependent on the Company’s quarterly net revenue.  Mr. Waldo received the restricted common stock committed for 2014 and also received $40,500 as cash compensation from Find.com, Inc.

Find.com, Inc. and the Company also agreed to provide Mr. Waldo an annual cash bonus and an annual stock bonus, adjustable upwards or downwards based on certain pre-determined performance criteria. On March 31, 2015 the Company issued Mr. Waldo 450,000 shares of restricted common stock of the Company as an annual bonus for the year 2014, valued at $2,250.

Mr. Waldo left the Company effective January 7, 2015 in order to pursue other opportunities and the consulting agreement was terminated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our capital stock as of April 10, 2015 by (i) each person who is known by us to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our Directors; (iii) each of our executive officers; and (iv) all of our current executive officers and Directors as a group. As of April 10, 2015, 50,674,195 shares of common stock were issued and outstanding (which does not include the 618,215 shares committed to be issued and disclosed above) and 1,000 shares of Series A Preferred Stock (which vote in aggregate 51% of the shareholder vote (54,176,904 shares in aggregate)) were issued and outstanding for 106,229,224 total voting shares.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2015, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 13663 Providence Road, Ste. #253, Weddington, NC  28104.

	Beneficial Ownership
Name	Common Stock Beneficially Owned (2)	Common Stock Percentage Beneficially Owned	Series A Preferred Stock Voting Rights	Total Voting Percentage (2)
Richard M. Morrell (1)	5,914,500	11.06%	52,742,529 (3)	55.2%
	(1)(7)(8)(9)

Christine B. Cheney (5)	4,092,500	7.93%	-	3.9%
	(5)(10)

All officers and Directors as a group	10,007,000	18.99%	52,742,529 (3)	59.1%
5% Shareholders (14)

Phoenix Restructuring (4)	14,000,000	27.63%	-	13.5%

Jeffrey Sisk (12)	3,000,000	5.92%	-	2.9%

Matthew Krieg (11)	3,000,000	5.92%	-	2.9%

Brian Waldo (6)	2,962,500	5.85%		2.9%

Cynthia White (13)	2,542,328	5.02%		2.5%

* Less than one percent.

(1) Mr. Morrell owns 1,000 shares of Series A Preferred Stock (see also footnote 2, below).  He also owns 2,200,000 shares of common stock received as compensation for his role as Chief Executive Office. Mr. Morrell owns outstanding Convertible Promissory Notes that may be converted to 2,812,500 shares of common stock. Address: 13363 Providence Road, #235, Weddington, NC  28104.

(2) Based on 103,416,724 total voting shares, which includes 50,674,195 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding which provides the holder thereof the right to vote 51% of the vote on any shareholder matters, equal to 52,742,529 voting shares.

(3) Represents voting shares of the 1,000 shares of Series A Preferred Stock beneficially owned by Mr. Morrell that are able to vote.  See also footnote 2 above.

(4) Phoenix Restructuring, Inc. holds shares for the benefit of over 300 defined recipients for future distribution. Phoenix holds the sole right to vote or direct the vote and sole power to dispose or to direct the disposition of the 14,000,000 shares of common stock. Mr. Thomas G. Lovelace and Mr. Hoyt Lower, two board members of Phoenix, and Ms. Cynthia S. White, CEO and President of Phoenix, collectively have the power to direct the decisions and management of Phoenix and are identified as responsible filers for Phoenix.  Mr. Lovelace holds the sole right to vote or direct the vote and sole power to dispose or to direct the disposition of 943,377 shares of common stock, which includes 687,500 shares available from a Convertible Note. Mr. Lowder holds the sole right to vote or direct the vote and sole power to dispose or to direct the disposition of 234,398 shares of common stock. Ms. White holds the sole right to vote or direct the vote and sole power to dispose or to direct the disposition of 2,489,977 shares of common stock, and her spouse 52,351 shares. Address: P.O. Box 435, Mineral Springs, NC  28108.

(5) Christine B. Cheney beneficially owns 4,092,500 shares of common stock. Included are 937,500 shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued October 10, 2014 to her spouse, Thomas M. Cheney, in the amount of $75,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears) is due and payable on October 9, 2016, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share.  Interest payments are current and the balance of the note is $75,000.  Address: 13363 Providence Road, #235, Weddington, NC  28104.

(6) Brian Waldo owns 2,962,500 shares of common stock. Mr. Waldo resigned as Chief Information Officer effective January 7, 2015 in order to pursue other opportunities.  Address: 8757 Lancaster Drive Rohnert Park, CA  94928.

(7) Includes shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued on July 11, 2013, in the amount of $25,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on July 10, 2015, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. Interest payments are current and balance of note is $25,000.

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

(9) Includes shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued on July 1, 2014, in the amount of $100,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on June 30, 2016, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. Interest payments are current and balance of note is $100,000.

(10) Includes shares of common stock issuable upon conversion of an outstanding Convertible Promissory Note issued to spouse on October 10, 2014, in the amount of $75,000, which accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on October 9, 2016, and is convertible into shares of the Company’s common stock at a conversion price of $0.08 per share. Interest payments are current and balance of note is $75,000.

(11) Matthew Krieg owns 3,000,000 shares of common stock received in exchange for 1,000 shares of Series A Preferred stock exchanged.  Address: 20225 NE 34th Court, Unit #413, Aventura, FL  33108

(12) Jeffrey Sisk owns 3,000,000 shares of common stock received in the MedicalWork transaction of 2011. Mr. Sisk has indemnified the Company against all costs associates with the Geronimo Litigation (see Item 3, Legal Proceedings above). 500,000 shares of the common stock issued to Mr. Sisk are held in reserve towards covering the indemnification costs. Address: 199 Daisy Street, Homosassa, FL  34446

(13) Cynthia White owns 2,300,000 shares of common stock received as compensation for her roles as Chief Executive Officer and for prior services rendered to the Company.  She also owns 189,977 shares of common stock issued in connection with her ownership of a Secured Note.  Included as beneficial ownership are 52,351 shares of common stock owned by her husband issued in connection with her ownership of a Secured Note.  Address: 13363 Providence Road, #235, Weddington, NC  28104.

(14) To our knowledge, except as noted in the table above, no person or entity is the beneficial owner of more than 5% of the voting power of the Company’s securities.

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

In May 2013, the Company borrowed $5,000 from Cynthia White, the then interim Chief Executive Officer, President and Director. The amount loaned bears zero interest and is due on demand with 90 days’ notice.  As of December 31, 2014, a total of $5,000 was owed to Ms. White.

On July 11, 2013, the Company borrowed $25,000 from Richard M. Morrell and issued a Convertible Promissory Note in the amount of $25,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears), and is due and payable on July 10, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

On December 1, 2013, the Company borrowed $100,000 from Richard M. Morrell and issued a Convertible Promissory Note in the amount of $100,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears), and is due and payable on November 30, 2015.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

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

On April 16, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares valued at $675 to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares valued at $300 to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares valued at $500 to a third party vendor as payment in-lieu of cash.

On June 30, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares valued at $675 to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares valued at $300 to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares valued at $500 to a third party vendor as payment in-lieu of cash.

On July 1, 2014, the Company borrowed $100,000 from Richard M. Morrell and issued a Convertible Promissory Note in the amount of $100,000 to evidence the loan.  The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears), is due and payable on June 30, 2016.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

On July 22, 2014, the Company issued 600,000 shares of restricted common stock as compensation to Richard M. Morrell, valued at $3,000, pursuant to the terms of his consulting agreement.

On September 30, 2014, the Company issued 135,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 90,000 shares valued at $450 to Brian Waldo, pursuant to the terms of his consulting agreement; 45,000 shares valued at $225 to Christine B. Cheney, pursuant to the terms of her consulting agreement.

On December 31, 2014, the Company issued 195,000 shares of restricted common stock as compensation to management and for payment of services rendered to the Company as follows: 135,000 shares valued at $675 to Brian Waldo, pursuant to the terms of his consulting agreement; and 60,000 shares valued at $300 to Christine B. Cheney, pursuant to the terms of her consulting agreement.

Related Party Notes and Company Securities

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

The 14,000,000 shares of the Company’s restricted common stock received as consideration for the sale of the Find.com URL in June 2010 were part of the assets and debt absorbed by Phoenix at the time of the merger.  The shares of restricted common stock will be used by Phoenix to contractually settle any debt or claims pending, fund working capital requirements and to satisfy the declared dividend to the Incumaker, Inc. (the prior public holding company for Phoenix) shareholders of record as set forth in the holding company reorganization agreements, provided that no distribution is contemplated to occur until the $53,918 Note owed by Generation Zero Group is satisfied.

The management team of Phoenix includes Ms. White as CEO/President and two Board Members. All actions by Phoenix must be approved by the Board of Directors.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer, Director and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors or sole Director, as applicable.  In connection with the approval of the transactions described above, the Board of Directors (or sole Director) took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountants for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

Fee Category	2014 Fees	2013 Fees

Audit Fees	$ 14,760	$ 10,000
Audit Related Fees	$ 5,000	$ 5,000
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

Total Fees	$ 19,760	$ 15,000

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by the Board of Directors (currently consisting solely of Mr. Morrell). Our Board of Directors pre-approved all services, audit and non-audit related, provided to us by W. T. Uniack & Co. CPA’s P.C. for 2014 and 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-1
Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 and period from May 16, 2006 (inception) through December 31, 2014	F-2
Consolidated Statements of Stockholders’ Equity for the and period from May 16, 2006 (inception) through December 31, 2014	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and period from May 16, 2006 (inception) through December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules

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

Generation Zero Group, Inc.
Dated: April 14, 2015	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.8(9)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.9(7)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated November 4, 2010

10.10(9)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated April 16, 2012 and June 15, 2012

10.11(8)	Forbearance and Note Amendment Agreement

10.12(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.13(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.14(1)	Employment Agreement with Jeffrey Sisk

10.15(1)	Security Agreement with Geronimo Property Trust

10.16(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.17(9)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.18(9)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.19(9)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.20(9)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.21(9)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.22(9)	First Addendum to Forbearance and Note Amendment Agreement

10.23(10)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.24(11)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.25(11)	Extension of $250,000 Modesitt Note (November 2011)

10.26(12)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.27(13)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.28(14)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.29(14)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.30(15)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.31(15)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.32(15)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.33(16)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

10.34(17)	Publisher Agreement with Seedcorn (October 8, 2013)

10.35(17)	Convertible Promissory Note with Thomas M. Cheney IRA (October 10, 2014)

10.36(18)	reddbug Digital Marketing Agreement (December 2014)

10.37*	Convertible Promissory Note with G. Thomas Lovelace ($55,000) – December 14, 2014

10.38*	Convertible Promissory Note with James A. Hendrickson ($30,000) – December 15, 2014

10.39*	Convertible Promissory Note with James A. Hendrickson ($30,000) - March 1, 2015

21.1*	Subsidiaries

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Filed as an exhibit to our Form 8-K filed with the Commission on March 8, 2010, and incorporated herein by reference.

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

 (9) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on January 25, 2013, and incorporated herein by reference.

(10) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on July 23, 2013, and incorporated herein by reference.

(11) Filed as an exhibit to our Form 10-Q Quarterly Report for the period ending September 30, 2013, filed with the Commission on November 19, 2013, and incorporated herein by reference.

(12) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on December 3, 2013, and incorporated herein by reference.

(13) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on December 10, 2013, and incorporated herein by reference.

(14) Filed as an exhibit to our Form 10-Q Quarterly Report for the period ending March 31, 2014, filed with the Commission on May 8, 2014, and incorporated herein by reference.

(15) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on June 3, 2014, and incorporated herein by reference.

(16) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on July 9, 2014, and incorporated herein by reference.

(17) Filed as an exhibit to our Form 10-Q Quarterly Report filed with the Commission on November 13, 2014, and incorporated herein by reference.

(18) Filed as an exhibit to our Form 8-K Current Report filed with the Commission on January 13, 2015, and incorporated by reference herein.

 **  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.