Form 10-Q
period 2015-03-31
Generation Zero Group, Inc.
filed 2015-05-12
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 10, 2015, the issuer had 50,730,390 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 562,020 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

GENERATION ZERO GROUP, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$ 3,944	$ 33,071

Total current assets	$ 3,944	$ 33,071

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 2,935,769	$ 2,988,849
Total assets	$ 2,939,713	$ 3,021,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 181,386	$ 121,954
Accrued liabilities	$ 166,557	$ 160,469
Short-term debt - related party	$ 36,000	$ 28,500
Notes payable due within 1 year - related party	$ 345,161	$ 345,161
Notes payable due within 1 year - other	$ 3,294,007	$ 3,294,007
Total current liabilities	$ 4,023,111	$ 3,950,091

Notes payable, long term - related party	$ 175,000	$ 175,000
Notes payable, long term - other	$ 110,000	$ 85,000
Total liabilities	$ 4,308,111	$ 4,210,091

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ 0	$ 0
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 49,741	$ 48,644
authorized; 49,741,368 and 48,643,868 issued and outstanding
Additional paid-in capital	$ 6,662,266	$ 6,646,475
Deficit accumulated during the development stage	$ (8,080,406)	$ (7,883,291)
Total stockholders' equity (deficit)	$ (1,368,398)	$ (1,188,171)

Total liabilities and stockholders' equity (deficit)	$ 2,939,713	$ 3,021,920

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(unaudited)		(unaudited)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2015	2014	2015

Revenues	$ 5,688	$ 8,451	$ 517,680
Cost of Sales	$ 2,715	$ 0	$ 19,603
Gross Profit	$ 2,973	$ 8,451	$ 498,077

Operating Expenses:
General, selling and administrative	$ 110,062	$ 37,672	$ 1,531,104
Impairment of oil and gas properties	$ 0	$ 0	$ 32,520
Impairment of intangible asset	$ 0	$ 0	$ 1,186,666
Depreciation and amortization	$ 66,667	$ 66,667	$ 1,317,757
Total operating expenses	$ 176,729	$ 104,339	$ 4,068,047

Operating loss	$ (173,756)	$ (95,888)	$ (3,569,970)

Other revenue and expenses:
Loss from discontinued operations	$ 0	$ 0	$ (1,788,987)
Loss on abandonment of assets	$ 0	$ 0	$ (3,028)
Forgiveness of debt	$ 0	$ 0	$ 852,527
Interest income	$ 0	$ 0	$ 0
Interest expense	$ (23,360)	$ (16,404)	$ (3,570,948)

Net income (loss)	$ (197,116)	$ (112,292)	$ (8,080,406)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	-
Weighted average common shares outstanding	48,643,868	44,609,443	-

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited)		(unaudited)
	Three Months Ended March 31,		May 16, 2006 (Inception) Through March 31,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (197,116)	$ (112,292)	$ (8,080,406)
Adjustments to reconcile net loss to cash used:
Depreciation	$ 0	$ 0	$ 4,108
Amortization of debt discount	$ 0	$ 0	$ 2,712,733
Amortization of intangible assets	$ 66,667	$ 66,667	$ 1,313,334
Debt used for interest	$ 0	$ 0	$ 264
Impairment of oil and gas properties	$ 0	$ 0	$ 32,520
Impairment of intangible assets	$ 0	$ 0	$ 1,186,666
Stock issued for services	$ 16,889	$ 9,500	$ 48,188
Warrant expense	$ 0	$ 0	$ 19,119
Donated services	$ 0	$ 0	$ 65,000
Changes in assets and liabilities:
Accounts payable	$ 59,432	$ (683)	$ 181,039
Accrued liabilities	$ 6,088	$ 2,402	$ 187,345
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (48,040)	$ (34,406)	$ (2,330,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ 0	$ 0	$ (7,453)
Purchase of intangible assets	$ (13,587)	$ (24,135)	$ (77,807)
Proceeds from sale of properties	$ 0	$ 0	$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ (13,587)	$ (24,135)	$ (55,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 7,500	$ 47,116	$ 322,500
Proceeds from third party debt	$ 25,000	$ 0	$ 556,210
Repayments of related party debt	$ 0	$ 0	$ (75,694)
Repayments of third party debt	$ 0	$ 0	$ (294,042)
Proceeds from issuance of preferred stock	$ 0	$ 0	$ 157,510
Proceeds from issuance of common stock	$ 0	$ 0	$ 1,722,830
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 32,500	$ 47,116	$ 2,389,314

NET CHANGE IN CASH	$ (29,127)	$ (11,425)	$ 3,944
Cash, beginning of period	$ 33,071	$ 17,767
Cash, end of period	$ 3,944	$ 6,342	$ 3,944

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $112,292 and $197,116, for the three months ended March 31, 2014 and 2015, respectively, and had an accumulated deficit of $8,080,406 as of March 31, 2015. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

NOTE 3 - INTANGIBLE ASSETS

The intangible assets all relate to the URL www.Find.com and the related underlying technology driving the website at the time of acquisition. These intangibles are deemed to be amortized over a fifteen year period.

www.Find.com Technology

During April 2010, Generation Zero entered into an Asset Purchase Agreement with Find.com Acquisition, Inc. to acquire all of Find.com Acquisition’s interest in and ownership of the technology assets that powered the operations of the www.Find.com website and all associated intellectual property rights necessary to enable Generation Zero to register the technology and intellectual property in Generation Zero’s name.  The purchase also included all service contracts related to the operations of the technology that, at the time of acquisition, related to the operation of www.Find.com, and other related domain names. The purchase did not include any liabilities of Find.com Acquisition or the Find.com URL. The asset was valued at $1,300,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company issued 10,000,000 shares of restricted common stock as purchase consideration.  In January 2011, Find.com Acquisition liquidated its assets and distributed the 10,000,000 shares of Generation Zero’s restricted common stock which it held to its shareholders.

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

Effective on July 22, 2013, Ms. White resigned as President and Chief Executive Officer of the Company and the Board of Directors appointed Richard M. Morrell as the Chief Executive Officer, President and as a Director of the Company to fill the vacancy created by her resignation.  The Board of Directors approved the issuance of 1,000,000 shares of the Company’s restricted common stock to Mr. Morrell in consideration for agreeing to serve as an officer and director of the Company and services previously provided to the Company.  Effective November 27, 2013, Cynthia S. White resigned as a Director of the Company and as a Director and officer of the Company’s subsidiaries, and sold 1,000 shares of the Company’s Series A Preferred Stock to Richard Morrell.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed short-term funding from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below, leaving an outstanding balance of $5,000. Richard M. Morrell, the Company’s current Chief Executive Officer and Director, has loaned the Company $31,000 (not including amounts owed pursuant to Convertible Promissory Notes and other Notes Payable described below).

At March 31, 2015 and December 31, 2014, there was an outstanding balance for short-term loans of $36,000 and $36,000, respectively, due to the shareholders and directors of the Company as short-term related party debt.

Richard M. Morrell, the Company’s Chief Executive Officer and Director, has loaned the Company $256,000 as of March 31, 2015, $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued July 1, 2014, bearing interest at the rate of 10% per annum with a maturity date of June 30, 2016; and $31,000 in short-term funding as disclosed above. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Cynthia S. White, the Company’s former Chief Executive Officer and Director, has loaned the Company $113,771 as of March31, 2015, $10,000 of which was evidenced by a Bridge Note as disclosed in Note 7 below, $5,000 of which represents short-term funding as disclosed above, and $98,771 which was evidenced by a Secured Note entered into on June 30, 2010, as disclosed in Note 7 below.  Ms. White’s husband was also a holder of a Secured Note in the amount of $57,472, entered into on June 30, 2010, as disclosed in Note 7 below, and his debt is considered a related party debt.

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

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to the Company’s then newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com”).  As of March 31, 2015 and December 31, 2014, $134,494 and $137,343, respectively, had been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year license to Find.com to use the Find.com URL. This license automatically renews each year unless notice of termination is provided by either party. Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

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

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  At the same time, the principal balance remaining on the Secured Notes was confirmed to be $2,920,250 and it was agreed that all accrued interest was forgiven and interest would not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 562,020 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg; which transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance period was subsequently extended to January 2, 2015 and then automatically extended to January 2, 2016.

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

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of the Company’s then directors and a Secured Note Holder converted $10,000 of short-term debt to a $10,000 bridge loan, as disclosed in Note 6 above.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.  The Company has satisfied $10,000 of the bridge notes, leaving an outstanding balance of $40,000 at March 31, 2015.

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

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, Inc., loaned the Company $55,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note.

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

On March 1, 2015, James A. Hendrickson loaned the Company an additional $25,000 which was evidenced by another Convertible Promissory Note with substantially similar terms as the note described above, but with a maturity date of February 28, 2017.

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

As disclosed in Note 7, Generation Zero agreed in April 2012 to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The Company has issued 841,910 of these shares to date, leaving 562,020 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

As disclosed in Note 7, Generation Zero issued the participating Note Holders 500,000 shares of restricted common stock in April 2012 and in September 2013.

On February 12, 2014, the Company issued 1,900,000 shares of restricted common stock as compensation to current management and for advisory services rendered to the Company as follows: 600,000 shares to Richard M. Morrell, pursuant to the terms of his consulting agreement; 300,000 shares to Cynthia S. White for advisory services; 300,000 shares to Christine B. Cheney and 700,000 shares to Brian Waldo.

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

On June 30, 2014, the Company issued 295,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 135,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 60,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 100,000 shares to a third party vendor (reddbug) as payment in-lieu of cash.

On July 22, 2014, the Company issued 600,000 shares of restricted common stock as compensation to Richard M. Morrell, pursuant to the terms of his consulting agreement.

On September 30, 2014, the Company issued 185,000 shares of restricted common stock as compensation to current management and for payment of services rendered to the Company as follows: 90,000 shares to Brian Waldo, pursuant to the terms of his consulting agreement; 45,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement; and 50,000 shares to a third party marketing consultant.

On December 31, 2014, the Company issued 195,000 shares of restricted common stock as compensation to management and for the payment of services rendered to the Company as follows: 135,000 to Brian Waldo, pursuant to the terms of his consulting agreement; and 60,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement.

On March 31, 2015, the Company issued 1,097,500 shares of restricted common stock as compensation to current management as follows: 467,500 shares to Brian Waldo, pursuant to the terms of his consulting agreement valued at $2,337.50 and 630,000 shares to Christine B. Cheney, pursuant to the terms of her consulting agreement, valued at $3,150.

On April 10, 2015 the Company issued 900,000 shares of common stock to Richard M. Morrell, pursuant to the terms of his consulting agreement, valued at $4,500.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of March 31, 2015, there were 1,000 shares of Series A preferred stock issued and outstanding.

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

As of March 31, 2015, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 –- SUBSEQUENT EVENTS (unaudited)

On April 8. 2015 the Company terminated its agreement with reddbug.  The Company is exploring opportunities with multiple individuals and potential partners to provide the services previously provided by reddbug and will disclose more detailed information as it becomes available.

On April 10, 2015 the Company issued 900,000 shares of common stock to Richard M. Morrell, pursuant to the terms of his consulting agreement, valued at $4,500.

On April 30, 2015 the Company and SeedCorn Advertising, Inc. mutually cancelled and terminated the Publisher Agreement dated October 8, 2013.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to March 31, 2015.

You should read the matters described in “Risk Factors” below and disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on April 15, 2015, and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

www.Find.com URL (“URL”)

On June 30, 2010 Generation Zero entered into a Share Exchange Agreement with various members of Find.com URL Holding LLC, a Georgia limited liability company. Find.com URL Holding LLC owned 100% of the URL known as www.find.com.  The purchase consideration included cash payments at closing, the issuance of 14,988,567 shares of restricted common stock and the issuance of secured notes totaling $3,070,000 (the “Secured Notes” and the holders thereof, the “Secured Note Holders”) bearing interest at the rate of 12% per annum, and having a maturity date of December 31, 2011. The Company’s repayment of the Secured Notes is secured by security agreements providing the Secured Note Holders a security interest in substantially all of the Company’s assets, personal property and URL Holding’s ownership of Find.com.  The URL was valued at $4,000,000 based upon a fair market valuation report prepared by a third party valuation specialist. The Company allocated this value to the consideration issued based on the relative fair value of the debt assumed and equity issued related to this purchase.  Fair value of the debt was based upon the face value of the instrument while the fair value of the common stock was based on the quoted market price of the stock on June 30, 2010. The secured notes were deeply discounted at the time of the transaction, with the discount amortized over the original term of the notes.

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

As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. As of the date of this filing, there are still 562,020 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this Report. The April 2012 forbearance extension also provided that all shares issued to the Secured Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Secured Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of the Company, the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. The Company also agreed to pay the Secured Note Holders up to 25% of the Company’s cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Secured Notes, and the Secured Note Holders agreed to further forbear from taking any action under the Secured Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met (which date has subsequently been extended as discussed below).

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

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to Find.com for working capital.  As of the date of this filing a total of $134,494 is outstanding.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

In October 2013, Find.com entered into a publisher’s agreement with SeedCorn, pursuant to which it appointed SeedCorn as its agent for the purpose of selling advertising through the Company’s find.com website. On April 30, 2015 the Company and SeedCorn Advertising, Inc. mutually cancelled and terminated the Publisher Agreement.

On or around December 9, 2014, Find.com entered into a digital marketing agreement with reddbug Group (“reddbug”). Pursuant to the agreement, reddbug agreed to provide Find.com online advertising, marketing services, search engine optimization and other consulting services in connection with Find.com.  Find.com agreed to pay a retainer in the amount of $3,150, and to be billed monthly based on actual services provided and replenish the retainer as needed, and with half of future amounts due payable in restricted shares of the Company’s common stock, subject to reddbug meeting applicable exemptions for registration, based on the average daily closing price of the Company’s common stock in the prior quarter. The agreement has a term of twelve months from December 2014 to November 2015, provided that either party may terminate the agreement with thirty days prior written notice in the event of the breach of the agreement by the non-terminating party. reddbug’s partnership with Find.com was expanded in January 2015 to include marketing responsibilities, as well as the technology services previously provided by Mr. Waldo. The relationship with reddbug was subsequently terminated on April 8, 2015. The Company is exploring opportunities with multiple individuals and potential partners to provide these services and will disclose more detailed information as it becomes available.

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

The Company launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Subsequent accomplishments to date include:

•

Migration of the Find.com website to a new platform.  Find.com is in the process of migrating to a widely used e-commerce and Content Management System (“CMS”) platform, including migrating its hosting to servers that are optimized for this particular platform.  Additional benefits of utilizing this particular platform include the large community of service providers that offer reasonably priced plugins to add additional functionality without the need to develop that functionality, and the availability of subject-matter expertise specific to this platform.

•

Product Curation.  Although the price comparison shopping product search functionality that has been part of Find.com for the past two years is expected to continue, Find.com has moved to a more selective approach for the products it offers for sale directly.  These products must meet strict criteria: they must be consistent with Find.com’s brand and values, they must be of the highest quality, and they must represent the best prices available anywhere. While Find.com offers hundreds of thousands of products to choose from through its price comparison network, its selection of direct-sale products is much more exclusive and will evolve frequently.

•

Acquisition and Growth of Traffic.  Traffic sourcing has been placed on hold while Find.com evaluates sources of better quality traffic. Find.com’s development of unique content and its social-networking presence, in conjunction with advancements in the development of the Find.com site, resulted in significant growth in traffic and overall interest in the Find.com website during 2014.  Traffic levels are expected to increase again during 2015 with the developments described above.

•

Removal of Legacy Google Indexing Penalty. A significant setback identified early in the development process was that the Find.com URL was not indexed on Google due to an algorithmic penalty, which dated back to earlier developments with the URL under previous management and developers.  As of June 2014, the Company succeeded in getting the penalty lifted and has had over 12,000 Find.com pages indexing on Google.  This was a critical accomplishment as it enabled Find.com to launch a Search Engine Optimization (SEO) strategy and removed a barrier to attracting customers, investors and partners.

Current areas of focus for the management team related to Find.com include:

•

Fundraising.  With core elements of the Find.com strategy in place and as traffic resumes flowing to the website, the Company plans to raise additional funding for enhancements such as marketing expertise, site enhancements to optimize user experience and revenue conversion, a mobile app strategy, expansion of direct product offerings, and implementation of a marketplace for third-party vendors.  The Company has raised $185,000 of its initial $250,000 fundraising target, and expects to seek further funding in the near future.

•

Development of key partnerships. At the Company’s current stage of development, the right partnerships allow Find.com to gain expertise instantly, minimize fixed costs, and move nimbly to capture consumer and industry changes—without unnecessarily increasing ongoing administrative and overhead costs.  The Company is in varying stages of discussions with multiple potential partners to bring expertise, content, traffic, and expanded scope to Find.com.

RESULTS FROM OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

We generated revenues of $5,688 for the three months ended March 31, 2015, compared to revenues of $8,451 for the three months ended March 31, 2014. Revenues were generated through our subsidiary Find.com.

The Company had cost of sales of $2,715 for the three months ended March 31, 2015, compared to no cost of sales for the three months ended March 31, 2014.

We had general and administrative expenses of $110,062 for the three months ended March 31, 2015, compared to general and administrative expenses of $37,672 for the three months ended March 31, 2014, an increase of $72,390 or 192% from the prior period.  The increase in general and administrative expenses was mainly due to legal expenses incurred in defending the Company against the Geronimo lawsuit (described below in “Part II”-“Item 1. Legal Proceedings”)and registration with the OTCQB Market.

We had $66,667 in amortization expense for the three months ended March 31, 2015 and 2014.  Amortization expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had total operating expenses of $176,729 and a total operating loss of $173,756 for the three months ended March 31, 2015, compared to total operating expenses of $104,339 and a total operating loss of $95,888 for the three months ended March 31, 2014. The increase in total operating expenses of $72,390 and increase in operating loss of $77,868 from the prior period is due to the reasons stated above.

We had interest expense of $23,360 for the three months ended March 31, 2015, compared to interest expense of $16,404 for the three months ended March 31, 2014. This increase in interest expense of $6,956 from the prior period was in connection with interest accrued on convertible notes as described below.

We had a total net loss of $197,116 for the three months ended March 31, 2015, compared to a total net loss of $112,292 for the three months ended March 31, 2014.  This increase in net loss of $84,824 from the prior period was mainly due to the increase in legal expenses and interest expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES (unaudited)

We had total assets of $2,939,713, as of March 31, 2015, consisting of intangible assets, net of accumulated amortization, of $2,935,769 (relating to the Find.com URL) and total current assets of $3,944, consisting solely of cash.

We had total liabilities of $4,308,111 as of March 31, 2015.  This consisted of current liabilities totaling $4,023,111 consisting of $181,386 of accounts payable, $166,557 of accrued expenses, $381,161 due to related party debt (of which $156,000 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director,  $171,243 was owed to Cynthia S. White, the Company’s former officer and Director in connection with certain loans made to the Company as described below, and $53,918 was due to Phoenix Restructuring, Inc., collateral agent for the Secured Note Holders),and $3,294,007 of third party notes payable consisting of $2,764,007 due to the third party Secured Note Holders and $530,000 due to third party note holders.  We had non-current liabilities totaling $285,000 as of March 31, 2015 consisting of $285,000 of long-term notes payable, of which $100,000 was owed to Richard M. Morrell, the Company’s sole Director and Chief Executive Officer; $75,000 was owed to Thomas M. Cheney, spouse of the Company’s Chief Financial Officer; and $110,000 was owed to third parties, as described below.

We had a working capital deficit of $4,019,167 and a total deficit accumulated during the development stage of $8,080,406 as of March 31, 2015.  We incurred a net loss of $197,116 for the three months ended March 31, 2015.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We had $48,040 of net cash used in operating activities for the three months ended March 31, 2015, which was mainly due to a net loss of $197,116 offset by $66,667 of accrued amortization of intangible assets, $59,432 of increase in accrued liabilities, $6,088 increase in accrued interest and $16,889 of stock issued for services rendered to the Company.

We had $32,500 of net cash provided by financing activities for the three months ended March 31, 2015, which was due to $7,500 of short-term funding from Richard Morrell and $25,000 of proceeds from issuance of debt instruments to third parties (see below).

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 of debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note mirroring the forbearance extension and waiver of interest accrual of the Secured Notes (described below). As of March 31, 2014 and 2015, a total of $371,863 and $361,722 respectively, including accrued and unpaid interest thereon, was owed on this note.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note mirroring the Secured Note forbearance extension (described below). As of March 31, 2014 and 2015, a total of $72,241 and $78,556 respectively, including accrued and unpaid interest thereon, was owed on this note.

The Company was not able to meet the terms of a Forbearance Agreement entered into with the Secured Note Holders in November 2010 (which required among other things, the repayment of the Notes by March 15, 2011) and in March 2012, the Secured Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”.) Pursuant to the First Addendum, the Notes were renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 562,020 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance has subsequently been extended to January 2, 2016. As of March 31, 2014 and 2015, a total of $2,920,250 and $2,920,250 respectively was owed on these notes.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  As of March 31, 2014 and 2015, a total of $50,000 and $40,000 respectively was owed on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and was due and payable on August 15, 2014.  The maturity date has been extended to August 15, 2015. The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. As of March 31, 2014 and March 31, 2015, there was $200,000 and $200,000 outstanding on this Convertible Promissory Note respectively.

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia S. White, for working capital specific to the Find.com operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com operations.  The amount loaned does not bear interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of March 31, 2014 and March 31, 2015, there was $5,000 and $5,000, respectively owed to Ms. White as a related party.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2014 and March 31, 2015, there was $25,000 and $25,000, respectively owed on this Convertible Promissory Note owed to a related party.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2014 and March 31, 2015, there was $100,000 and $100,000, respectively owed on this Convertible Promissory Note owed to a related party.

On July 1, 2014, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2015, there was $100,000 outstanding on this Convertible Promissory Note owed to a related party.

On October 10, 2014, Thomas M. Cheney, spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2015, there was $75,000 outstanding on this Convertible Promissory Note owed to a related party.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, loaned the Company $55,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2015, there was $55,000 outstanding on this Convertible Promissory Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of March 31, 2015, there was $30,000 outstanding on this Convertible Promissory Note.

On March 1, 2015, James A. Hendrickson loaned the Company an additional $25,000 which was evidenced by another Convertible Promissory Note (with substantially similar terms as the December 15, 2014 note described above) that has a maturity date of February 28, 2017. As of March 31, 2015, there was $25,000 outstanding on this Convertible Promissory Note.

As of the date of this filing, the Company owes $2,920,250 to the Secured Note Holders in connection with the acquisition of Find.com, the payment of which is secured by a security interest in substantially all of our assets.  The Company is in default in connection with the payment of the Notes, however, The Secured Note Holders have agreed to forbear from taking any action in connection with the defaults, subject to certain conditions and exceptions, until January 2, 2016.

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

Item 4. Controls and Procedures

Management’s evaluation of disclosure controls and procedures

The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.

Based on that evaluation, the Company’s management concluded that its disclosure controls and procedures over financial reporting were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during its most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, its internal control over financial reporting.

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

Our shareholders and Note Holders encouraged management to appeal this judgment. On January 10, 2014, the Company filed an appeal of the judgment.

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

Additionally, as a result of discoveries made during investigation efforts associated with the Geronimo Judgment appeal (specifically relating to events from 2010 and 2011 surrounding the Medical Work/StaffMD transactions), on April 29, 2014, the Company filed a Complaint, Civil Action #2014 cv 245686 in the Superior Court of Fulton County, in the State of Georgia, against various defendants in connection with the matters set forth in the Geronimo lawsuit.  Pursuant to the Complaint, the Company is pursuing damages which the Company believes were caused by Emanuel Fialkow, Stacey Fialkow, Valerie McLellan and corporate entities they control (collectively, the "Fialkow Entities") acting directly and in concert with others.  The Company asserts that during the period of 2010 through 2011  the Fialkow Entities misappropriated money, corporate opportunities, stock and other assets from the Company and its then wholly-owned subsidiary, MedicalWork, LLC, and further breached contractual obligations to the Company and its then wholly-owned subsidiary. As part of the Motion to Set Aside recently granted on the Geronimo Judgment, the Geronimo lawsuit was combined with this new litigation into one combined case going forward.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on April 14, 2015, and investors are encouraged to review such risk factors prior to making an investment in the Company.

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

A number of Secured Noteholders exercised their option to receive a pro-rata share of 1,460,290 shares authorized as a forbearance fee in April 2012.  A total of 841,910 shares have been issued through the date of this filing to satisfy this obligation.  There are still 562,020 shares authorized to be issued to the remaining Secured Noteholders.

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

Generation Zero Group, Inc.
Dated: May 12, 2015	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.8(9)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.9(7)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated November 4, 2010

10.10(9)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated April 16, 2012 and June 15, 2012

10.11(8)	Forbearance and Note Amendment Agreement

10.12(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.13(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.14(1)	Employment Agreement with Jeffrey Sisk

10.15(1)	Security Agreement with Geronimo Property Trust

10.16(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.17(9)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.18(9)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.19(9)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.20(9)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.21(9)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.22(9)	First Addendum to Forbearance and Note Amendment Agreement

10.23(10)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.24(11)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.25(11)	Extension of $250,000 Modesitt Note (November 2011)

10.26(12)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.27(13)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.28(14)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.29(14)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.30(15)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.31(15)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.32(15)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.33(16)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

10.34(17)	Publisher Agreement with Seedcorn (October 8, 2013)

10.35(17)	Convertible Promissory Note with Thomas M. Cheney IRA (October 10, 2014)

10.36(18)	reddbug Digital Marketing Agreement (December 2014)

10.37(19)	Convertible Promissory Note with G. Thomas Lovelace ($55,000) – December 14, 2014

10.38(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) – December 15, 2014

10.39(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) - March 1, 2015

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(19) Filed as an exhibit to our Form 10-K Annual Report, filed with the Commission on April 14, 2015, and incorporated herein by reference.

 **  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.