Form 10-Q
period 2015-06-30
Generation Zero Group, Inc.
filed 2015-08-13
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, the issuer had 52,065,954 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 556,456 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-Q

Table of Contents

Page

PART I

Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets	F-1
	Consolidated Statements of Operations (unaudited)	F-2
	Consolidated Statements of Cash Flows (unaudited)	F-3
	Notes to Consolidated Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II
Item 1.	Legal Proceedings

Item 1A:	Risk Factors

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

GENERATION ZERO GROUP, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	June 30,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$ 3,732	$ 33,071

Total current assets	$ 3,732	$ 33,071

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 2,881,801	$ 2,988,849
Total assets	$ 2,885,533	$ 3,021,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 197,214	$ 121,954
Accrued liabilities	$ 165,929	$ 160,469
Short-term debt - related party	$ 108,996	$ 28,500
Notes payable due within 1 year - related party	$ 345,161	$ 345,161
Notes payable due within 1 year - other	$ 3,294,007	$ 3,294,007
Total current liabilities	$ 4,111,307	$ 3,950,091

Notes payable, long term - related party	$ 175,000	$ 175,000
Notes payable, long term - other	$ 110,000	$ 85,000
Total liabilities	$ 4,396,307	$ 4,210,091

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ -	$ -
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 52,066	$ 48,644
authorized; 52,065,954 and 48,643,868 issued and outstanding
Additional paid-in capital	$ 6,671,185	$ 6,646,475
Deficit accumulated during the development stage	$ (8,234,027)	$ (7,883.291)
Total stockholders' equity (deficit)	$ (1,510,774)	$ (1,188,170)

Total liabilities and stockholders' equity (deficit)	$ 2,885,533	$ 3,021,920

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(UNAUDITED)		(UNAUDITED)		(UNAUDITED)
	Three Months Ended		Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015

Revenues	$ 1,840	$ 42,766	$ 7,528	$ 51,217	$ 519,521
Cost of Sales	$ 4,156	$ 0	$ 6,871	$ 0	$ 23,759
Gross Profit	$ (2,315)	$ 42,766	$ 657	$ 51,217	$ 495,762

Operating Expenses:
General, selling and administrative	$ 59,456	$ 120,993	$ 169,518	$ 158,664	$ 1,590,560
Impairment of oil and gas properties	$ 0	$ 0	$ 0	$ 0	$ 32,520
Impairment of intangible asset	$ 0	$ 0	$ 0	$ 0	$ 1,186,666
Depreciation and amortization	$ 66,667	$ 66,667	$ 133,333	$ 133,333	$ 1,384,424
Total operating expenses	$ 126,123	$ 187,660	$ 302,852	$ 291,997	$ 4,194,170

Operating loss	$ (128,438)	$ (144,894)	$ (302,194)	$ (240,780)	$ (3,698,408)

Other revenue and expenses:
Loss from discontinued operations	$ 0	$ 0	$ 0	$ 0	$ (1,788,987)
Loss on abandonment of assets	$ 0	$ 0	$ 0	$ 0	$ (3,028)
Forgiveness of debt	$ 0	$ 0	$ 0	$ 0	$ 852,527
Interest income	$ 0	$ 0	$ 0	$ 0	$ 0
Interest expense	$ (25,183)	$ (3,667)	$ (48,542)	$ (20,072)	$ (3,596,130)

Net income (loss)	$ (153,621)	$ (148,561)	$ (350,737)	$ (260,852)	$ (8,234,027)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding	50,232,065	47,047,396	50,232,066	47,047,396

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)		(UNAUDITED)
	Six Months Ended		May 16, 2006 (Inception) Through
	June 30,		June 30,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (350,737)	$ (260,852)	$ (8,234,027)
Adjustments to reconcile net loss to cash used:
Depreciation	$ 0	$ 0	$ 4,108
Amortization of debt discount	$ 0	$ 0	$ 2,712,733
Amortization of intangible assets	$ 133,333	$ 133,333	$ 1,380,000
Debt used for interest	$ 0	$ 0	$ 264
Impairment of oil and gas properties	$ 0	$ 0	$ 32,520
Impairment of intangible assets	$ 0	$ 0	$ 1,186,666
Stock issued for services	$ 28,133	$ 2,568	$ 59,433
Warrant expense	$ 0	$ 0	$ 19,119
Donated services	$ 0	$ 0	$ 65,000
Changes in assets and liabilities:
Accounts payable	$ 75,259	$ (3,534)	$ 196,866
Accrued liabilities	$ 5,461	$ 58,071	$ 186,718
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (108,550)	$ (70,414)	$ (2,390,600)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ 0	$ 0	$ (7,453)
Purchase of intangible assets	$ (26,285)	$ (53,348)	$ (90,505)
Proceeds from sale of properties	$ 0	$ 0	$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ (26,285)	$ (53,348)	$ (67,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 80,496	$ 101,362	$ 395,496
Proceeds from third party debt	$ 25,000	$ 0	$ 556,210
Repayments of related party debt	$ 0	$ 0	$ (75,694)
Repayments of third party debt	$ 0	$ 0	$ (294,042)
Proceeds from issuance of preferred stock	$ 0	$ 0	$ 157,510
Proceeds from issuance of common stock	$ 0	$ 9,960	$ 1,722,830
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 105,496	$ 111,322	$ 2,462,310

NET CHANGE IN CASH	$ (29,339)	$ (12,439)	$ 3,732
Cash, beginning of period	$ 33,071	$ 17,767
Cash, end of period	$ 3,732	$ 5,328	$ 3,732

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $260,852 and $350,737, for the six months ended June 30, 2014 and 2015, respectively, and had an accumulated deficit of $8,234,027 as of June 30, 2015. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although it was still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014 the Company succeeded in removing the Google penalty, and has had over 15,000 pages indexing on Google.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed short-term funding from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below, leaving an outstanding balance of $5,000. Richard M. Morrell, the Company’s current Chief Executive Officer and Director, has loaned the Company $103,996 (not including amounts owed pursuant to Convertible Promissory Notes and other Notes Payable described below).

At June 30, 2015 and December 31, 2014, there was an outstanding balance for short-term loans of $108,996 and $36,000, respectively, due to the shareholders and directors of the Company as short-term related party debt.

Richard M. Morrell, the Company’s Chief Executive Officer and Director, has loaned the Company $328,996 as of June 30, 2015, $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued July 1, 2014, bearing interest at the rate of 10% per annum with a maturity date of June 30, 2016; and $103,996 in short-term funding as disclosed above. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Cynthia S. White, the Company’s former Chief Executive Officer and Director, has loaned the Company $113,771 as of June 30, 2015, $10,000 of which was evidenced by a Bridge Note as disclosed in Note 7 below, $5,000 of which represents short-term funding as disclosed above, and $98,771 which was evidenced by a Secured Note entered into on June 30, 2010, as disclosed in Note 7 below.  Ms. White’s husband was also a holder of a Secured Note in the amount of $57,472, entered into on June 30, 2010, as disclosed in Note 7 below, and his debt is considered a related party debt.

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

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to the Company’s then newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com”).  As of June 30, 2015 and December 31, 2014, $104,771 and $137,343, respectively, had been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year license to Find.com to use the Find.com URL. This license automatically renews each year unless notice of termination is provided by either party. Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

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

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  At the same time, the principal balance remaining on the Secured Notes was confirmed to be $2,920,250 and it was agreed that all accrued interest was forgiven and interest would not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 556,456 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg; which transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance period was subsequently extended to January 2, 2015 and then automatically extended to January 2, 2016.

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

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of the Company’s then directors and a Secured Note Holder converted $10,000 of short-term debt to a $10,000 bridge loan, as disclosed in Note 6 above.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.  The Company has satisfied $10,000 of the bridge notes, leaving an outstanding balance of $40,000 at June 30, 2015.

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

As disclosed in Note 7, Generation Zero agreed in April 2012 to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The Company has issued 903,669 of these shares to date, leaving 556,456 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

On April 10, 2015 the Company issued 900,000 shares of restricted common stock to Richard M. Morrell, pursuant to the terms of his consulting agreement, valued at $4,500.

On June 30, 2015 the Company issued 60,000 shares of restricted common stock as compensation to Christine B. Cheney, pursuant to the terms of her consulting agreement, valued at $300.

On June 30, 2015 the Company issued 1,270,000 shares of restricted common stock, valued at $6,350 as compensation to various vendors and consultants working on the Find.com platform.

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of June 30, 2015, there were 1,000 shares of Series A preferred stock issued and outstanding.

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

As of June 30, 2015, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 –- SUBSEQUENT EVENTS (unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to June 30, 2015.

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

As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. As of the date of this filing, there are still 556,456 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this Report. The April 2012 forbearance extension also provided that all shares issued to the Secured Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Secured Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of the Company, the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. The Company also agreed to pay the Secured Note Holders up to 25% of the Company’s cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Secured Notes, and the Secured Note Holders agreed to further forbear from taking any action under the Secured Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met (which date has subsequently been extended as discussed below).

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

The Company launched the website www.find.com in April 2013 as an affiliate retail shopping site with limited initial functionality.  Subsequent accomplishments to date include:

•

Migration of the Find.com website to a new platform.  Find.com has migrated to a widely used e-commerce and Content Management System (“CMS”) platform, including migrating its hosting to servers that are optimized for this particular platform.  Additional benefits of utilizing this particular platform include the large community of service providers that offer reasonably priced plugins to add additional functionality without the need to develop that functionality, and the availability of subject-matter expertise specific to this platform.

•

Product Curation.  Although the price comparison shopping product search functionality that has been part of Find.com for the past two years continues, Find.com has moved to a more selective approach for the products it offers for sale directly.  These products must meet strict criteria: they must be consistent with Find.com’s brand and values, they must be of the highest quality, and they must represent the best prices available anywhere. While Find.com offers hundreds of thousands of products to choose from through its price comparison network, its selection of direct-sale products is much more exclusive and will evolve frequently.

•

Acquisition and Growth of Traffic.  Find.com continues to evaluate sources of quality traffic, and has recently begun acquiring some traffic primarily through a source that relies on social networking traffic, but continues to monitor it for quality and performance. Find.com’s development of unique content and its social-networking presence, in conjunction with advancements in the development of the Find.com site, resulted in significant growth in traffic and overall interest in the Find.com website during 2014.  Traffic levels are expected to increase throughout 2015 with the developments described above, although the focus will be more on quality instead of quantity.

•

Removal of Legacy Google Indexing Penalty. A significant setback identified early in the development process was that the Find.com URL was not indexed on Google due to an algorithmic penalty, which dated back to earlier developments with the URL under previous management and developers.  As of June 2014, the Company succeeded in getting the penalty lifted and has had over 15,000 Find.com pages indexing on Google.  This was a critical accomplishment as it enabled Find.com to launch a Search Engine Optimization (SEO) strategy and removed a barrier to attracting customers, investors and partners.

Current areas of focus for the management team related to Find.com include:

•

Fundraising.  With core elements of the Find.com strategy in place and as traffic resumes flowing to the website, the Company plans to raise additional funding for enhancements such as marketing expertise, site enhancements to optimize user experience and revenue conversion, a mobile app strategy, expansion of direct product offerings, and implementation of a marketplace.  The Company will announce further plans related to its business strategy and fundraising goals as they become available.

•

Development of key partnerships. At the Company’s current stage of development, the right partnerships allow Find.com to gain expertise instantly, minimize fixed costs, and move nimbly to capture consumer and industry changes—without unnecessarily increasing ongoing administrative and overhead costs.  The Company currently works with a number of individual vendors and consultants, and is preparing a Request For Proposal (RFP) to identify a key development partner for the expansion of Find.com.

RESULTS FROM OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

We generated revenues of $1,840 for the three months ended June 30, 2015, compared to revenues of $42,766 for the three months ended June 30, 2014. Revenues were generated through our subsidiary Find.com and decreased due to decreased traffic to the website as a result of the untimely death of our publisher partner.

The Company had cost of sales of $4,156 for the three months ended June 30, 2015, compared to no cost of sales for the three months ended June 30, 2014.

We had general and administrative expenses of $59,456 for the three months ended June 30, 2015, compared to general and administrative expenses of $120,993 for the three months ended June 30, 2014, a decrease of $61,537 or 51% from the prior period.  The decrease in general and administrative expenses was mainly due to lower legal expenses incurred in defending the Company against the Geronimo lawsuit (described below in “Part II”-“Item 1. Legal Proceedings”) and lower Find.com development expenses.

We had $66,667 in amortization expense for the three months ended June 30, 2015 and 2014.  Amortization expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had total operating expenses of $126,123 and a total operating loss of $128,438 for the three months ended June 30, 2015, compared to total operating expenses of $187,660 and a total operating loss of $144,894 for the three months ended June 30, 2014. The decrease in total operating expenses of $61,537 and decrease in operating loss of $16,456 from the prior period is due to the reasons stated above.

We had interest expense of $25,183 for the three months ended June 30, 2015, compared to interest expense of $3,667 for the three months ended June 30, 2014. This increase in interest expense of $21,516 from the prior period was in connection with interest accrued on convertible notes as described below.

We had a total net loss of $153,621 for the three months ended June 30, 2015, compared to a total net loss of $148,561 for the three months ended June 30, 2014.  This increase in net loss of $5,060 from the prior period was mainly due to the increase in interest expenses as described above and the decrease in revenues.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

We generated revenues of $7,528 for the six months ended June 30, 2015, compared to revenues of $51,217 for the six months ended June 30, 2014. Revenues were generated through our subsidiary Find.com and decreased due to decreased traffic to the website as a result of the untimely death of our publisher partner.

The Company had cost of sales of $6,871 for the six months ended June 30, 2015, compared to no cost of sales for the six months ended June 30, 2014.

We had general and administrative expenses of $169,518 for the six months ended June 30, 2015, compared to general and administrative expenses of $158,664 for the six months ended June 30, 2014, an increase of $10,854 or 7% from the prior period.  The increase in general and administrative expenses was mainly due to legal expenses incurred in defending the Company against the Geronimo lawsuit (described below in “Part II”-“Item 1. Legal Proceedings”) and registration with the OTCQB Market.

We had $133,333 in amortization expense for the six months ended June 30, 2015 and 2014.  Amortization expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had total operating expenses of $302,852 and a total operating loss of $302,194 for the six months ended June 30, 2015, compared to total operating expenses of $291,997 and a total operating loss of $240,780 for the six months ended June 30, 2014. The increase in total operating expenses of $10,855 and increase in operating loss of $61,414 from the prior period is due to the reasons stated above.

We had interest expense of $48,542 for the six months ended June 30, 2015, compared to interest expense of $20,072 for the six months ended June 30, 2014. This increase in interest expense of $28,470 from the prior period was in connection with interest accrued on convertible notes as described below.

We had a total net loss of $350,737 for the six months ended June 30, 2015, compared to a total net loss of $260,852 for the six months ended June 30, 2014.  This increase in net loss of $89,885 from the prior period was mainly due to the increase in interest expenses as described above and the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES (unaudited)

We had total assets of $2,885,533, as of June 30, 2015, consisting of intangible assets, net of accumulated amortization, of $2,881,801 (relating to the Find.com URL) and total current assets of $3,732, consisting solely of cash.

We had total liabilities of $4,396,307 as of June 30, 2015.  This consisted of current liabilities totaling $4,111,307 consisting of $197,214 of accounts payable, $165,929 of accrued expenses, $454,157 due to related party debt (of which $228,996 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director,  $171,243 was owed to Cynthia S. White, the Company’s former officer and Director in connection with certain loans made to the Company as described below, and $53,918 was due to Phoenix Restructuring, Inc., collateral agent for the Secured Note Holders),and $3,294,007 of third party notes payable consisting of $2,764,007 due to the third party Secured Note Holders and $530,000 due to third party note holders.  We had non-current liabilities totaling $285,000 as of June 30, 2015 consisting of $285,000 of long-term notes payable, of which $100,000 was owed to Richard M. Morrell, the Company’s sole Director and Chief Executive Officer; $75,000 was owed to Thomas M. Cheney, spouse of the Company’s Chief Financial Officer; and $110,000 was owed to third parties, as described below.

We had a working capital deficit of $4,107,575 and a total deficit accumulated during the development stage of $8,234,027 as of June 30, 2015.  We incurred a net loss of $153,621 for the three months ended June 30, 2015.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We had $108,550 of net cash used in operating activities for the six months ended June 30, 2015, which was mainly due to a net loss of $350,737 offset by $133,333 of accrued amortization of intangible assets, $75,259 of increase in accounts payable, $5,461 of increase in accrued liabilities, and stock issued valued at $28,133 for services rendered to the Company.

We had $105,496 of net cash provided by financing activities for the six months ended June 30, 2015, which was due to $80,496 of short-term funding from Richard Morrell and $25,000 of proceeds from issuance of debt instruments to third parties (see below).

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 of debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note mirroring the forbearance extension and waiver of interest accrual of the Secured Notes (described below). As of June 30, 2014 and 2015, a total of $362,490 and $361,722 respectively, including accrued and unpaid interest thereon, was owed on this note.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note mirroring the Secured Note forbearance extension (described below). As of June 30, 2014 and 2015, a total of $74,430 and $81,746 respectively, including accrued and unpaid interest thereon, was owed on this note.

The Company was not able to meet the terms of a Forbearance Agreement entered into with the Secured Note Holders in November 2010 (which required among other things, the repayment of the Notes by March 15, 2011) and in March 2012, the Secured Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”.) Pursuant to the First Addendum, the Notes were renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 556,456 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance has subsequently been extended to January 2, 2016. As of June 30, 2014 and 2015, a total of $2,920,250 was owed on these notes at the end of both time periods.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  As of June 30, 2014 and 2015, a total of $50,000 and $40,000 respectively was owed on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and was due and payable on August 15, 2014.  The maturity date has been extended to August 15, 2015. The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. As of June 30, 2014 and June 30, 2015, there was $200,000 outstanding on this Convertible Promissory Note respectively.

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia S. White, for working capital specific to the Find.com operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com operations.  The amount loaned does not bear interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of June 30, 2014 and June 30, 2015, there was $5,000 owed to Ms. White as a related party.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of July 10, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2014 and June 30, 2015, there was $25,000 owed on this Convertible Promissory Note owed to a related party.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of November 30, 2015.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2014 and June 30, 2015, there was $100,000 owed on this Convertible Promissory Note owed to a related party.

On July 1, 2014, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2015, there was $100,000 outstanding on this Convertible Promissory Note owed to a related party.

On October 10, 2014, Thomas M. Cheney, spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2015, there was $75,000 outstanding on this Convertible Promissory Note owed to a related party.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, loaned the Company $55,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty, days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2015, there was $55,000 outstanding on this Convertible Promissory Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of June 30, 2015, there was $30,000 outstanding on this Convertible Promissory Note.

On March 1, 2015, James A. Hendrickson loaned the Company an additional $25,000 which was evidenced by another Convertible Promissory Note (with substantially similar terms as the December 15, 2014 note described above) that has a maturity date of February 28, 2017. As of June 30, 2015, there was $25,000 outstanding on this Convertible Promissory Note.

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

On June 30, 2015 the Company issued 60,000 shares of restricted common stock as compensation to Christine B. Cheney, pursuant to the terms of her consulting agreement, valued at $300.

On June 30, 2015 the Company issued 1,270,000 shares of restricted common stock, valued at $6,350 as compensation to various consultants working on the Find.com platform.

A number of Secured Noteholders exercised their option to receive a pro-rata share of 1,460,125 shares authorized as a forbearance fee in April 2012.  A total of 903,669 shares have been issued through the date of this filing to satisfy this obligation.  There are still 556,456 shares authorized to be issued to the remaining Secured Noteholders.

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

Generation Zero Group, Inc.
Dated: August 13, 2015	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.8(9)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.9(7)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated November 4, 2010

10.10(9)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated April 16, 2012 and June 15, 2012

10.11(8)	Forbearance and Note Amendment Agreement

10.12(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.13(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.14(1)	Employment Agreement with Jeffrey Sisk

10.15(1)	Security Agreement with Geronimo Property Trust

10.16(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.17(9)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.18(9)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.19(9)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.20(9)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.21(9)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.22(9)	First Addendum to Forbearance and Note Amendment Agreement

10.23(10)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.24(11)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.25(11)	Extension of $250,000 Modesitt Note (November 2011)

10.26(12)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.27(13)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.28(14)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.29(14)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.30(15)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.31(15)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.32(15)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.33(16)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

10.34(17)	Publisher Agreement with Seedcorn (October 8, 2013)

10.35(17)	Convertible Promissory Note with Thomas M. Cheney IRA (October 10, 2014)

10.36(18)	reddbug Digital Marketing Agreement (December 2014)

10.37(19)	Convertible Promissory Note with G. Thomas Lovelace ($55,000) – December 14, 2014

10.38(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) – December 15, 2014

10.39(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) - March 1, 2015

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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