Form 10-Q/A
period 2015-06-30
Generation Zero Group, Inc.
filed 2015-08-14
CIK 1390072

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

Documents Incorporated by Reference: NONE

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 that we filed with the Securities and Exchange Commission (“SEC”) on August 13, 2015 (the “Form 10-Q”), for the sole purpose of filing the Interactive Data File as Exhibit 101.  The attached Exhibit 101 was submitted for filing with our original 10-Q but was not not accepted by the EDGAR filing system, due to technical software issues.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

Generation Zero Group, Inc.
Dated: August 14, 2015	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.8(9)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.9(7)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated November 4, 2010

10.10(9)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated April 16, 2012 and June 15, 2012

10.11(8)	Forbearance and Note Amendment Agreement

10.12(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.13(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.14(1)	Employment Agreement with Jeffrey Sisk

10.15(1)	Security Agreement with Geronimo Property Trust

10.16(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.17(9)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.18(9)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.19(9)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.20(9)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.21(9)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.22(9)	First Addendum to Forbearance and Note Amendment Agreement

10.23(10)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.24(11)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.25(11)	Extension of $250,000 Modesitt Note (November 2011)

10.26(12)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.27(13)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.28(14)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.29(14)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.30(15)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.31(15)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.32(15)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.33(16)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

10.34(17)	Publisher Agreement with Seedcorn (October 8, 2013)

10.35(17)	Convertible Promissory Note with Thomas M. Cheney IRA (October 10, 2014)

10.36(18)	reddbug Digital Marketing Agreement (December 2014)

10.37(19)	Convertible Promissory Note with G. Thomas Lovelace ($55,000) – December 14, 2014

10.38(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) – December 15, 2014

10.39(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) - March 1, 2015

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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