Form 10-Q
period 2015-09-30
Generation Zero Group, Inc.
filed 2015-10-30
CIK 1390072

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 23, 2015, the issuer had 52,109,068 shares of common stock, $0.001 par value per share issued and outstanding. This does not include 513,352 shares which the issuer has agreed to issue (as described below), which have not been physically issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this report.

Documents Incorporated by Reference: NONE

Generation Zero Group, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)	(AUDITED)
	September 30,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$ 1,932	$ 33,071

Total current assets	$ 1,932	$ 33,071

Property, plant and equipment, net of accumulated depreciation
Intangible assets, net of amortization	$ 2,827,019	$ 2,988,849
Total assets	$ 2,828,951	$ 3,021,920

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 223,009	$ 121,954
Accrued liabilities	$ 190,955	$ 160,468
Short-term debt - related party	$ 152,056	$ 28,500
Notes payable due within 1 year - related party	$ 345,161	$ 345,161
Notes payable due within 1 year - other	$ 3,294,007	$ 3,294,007
Total current liabilities	$ 4,205,188	$ 3,950,090

Notes payable, long term - related party	$ 175,000	$ 175,000
Notes payable, long term - other	$ 110,000	$ 85,000
Total liabilities	$ 4,490,188	$ 4,210,090

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized:
Series A Preferred stock, $0.001 par value; 1,000 shares	$ 1	$ 1
designated; 1,000 shares issued and outstanding
Series B Preferred stock, $0.001 par value; 2,000,000 shares	$ 0	$ 0
designated; 0 shares issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares	$ 52,109	$ 48,644
authorized; 52,065,936 and 48,643,868 issued and outstanding
Additional paid-in capital	$ 6,671,185	$ 6,646,475
Deficit accumulated during the development stage	$ (8,384,532)	$ (7,883,291)
Total stockholders' equity (deficit)	$ (1,661,237)	$ (1,188,170)

Total liabilities and stockholders' equity (deficit)	$ 2,828,951	$ 3,021,920
See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF EXPENSES

	(UNAUDITED)		(UNAUDITED)		(UNAUDITED)
	Three Months Ended		Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015

Revenues	$ 2,536	$ 14,132	$ 10,065	$ 65,350	$ 522,057
Cost of Sales	$ 4,697	$ 1,815	$ 11,568	$ 1,815	$ 28,456
Gross Profit	$ (2,161)	$ 12,317	$ (1,503)	$ 63,535	$ 493,601

Operating Expenses:
General, selling and administrative	$ 57,577	$ 66,376	$ 227,096	$ 225,039	$ 1,648,137
Impairment of oil and gas properties	$ 0	$ 0	$ 0	$ 0	$ 32,520
Impairment of intangible asset	$ 0	$ 0	$ 0	$ 0	$ 1,186,666
Depreciation and amortization	$ 66,667	$ 66,667	$ 200,000	$ 200,000	$ 1,451,091
Total operating expenses	$ 124,244	$ 133,043	$ 427,096	$ 425,039	$ 4,318,414

Operating loss	$(126,405)	$(120,726)	$(428,599)	$(361,504)	$ (3,824,813)

Other revenue and expenses:
Loss from discontinued operations	$ 0	$ 0	$ 0	$ 0	$ (1,788,987)
Loss on abandonment of assets	$ 0	$ 0	$ 0	$ 0	$ (3,028)
Forgiveness of debt	$ 0	$ 0	$ 0	$ 0	$ 852,527
Interest income	$ 0	$ 0	$ 0	$ 0	$ 0
Interest expense	$ (24,101)	$ (11,889)	$ (72,643)	$ (31,961)	$ (3,620,231)

Net income (loss)	$(150,506)	(132,615)	$(501,242)	$(393,465)	$ (8,384,532)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding	53,419,323	48,595,593	53,419,323	48,595,593

See notes to consolidated financial statements.

GENERATION ZERO GROUP, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(UNAUDITED)		(UNAUDITED)
	Nine Months Ended		May 16, 2006 (Inception) Through
	September 30,		September 30,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (501,242)	$ (393,466)	$ (8,384,532)
Adjustments to reconcile net loss to cash used:
Depreciation	$ 0	$ 0	$ 4,108
Amortization of debt discount	$ 0	$ 0	$ 2,712,733
Amortization of intangible assets	$ 200,000	$ 200,000	$ 1,446,667
Debt used for interest	$ 0	$ 0	$ 264
Impairment of oil and gas properties	$ 0	$ 0	$ 32,520
Impairment of intangible assets	$ 0	$ 0	$ 1,186,666
Stock issued for services	$ 24,710	$ 16,375	$ 56,010
Warrant expense	$ 0	$ 0	$ 19,119
Donated services	$ 0	$ 0	$ 65,000
Changes in assets and liabilities:
Accounts payable	$ 101,055	$ 103,628	$ 222,662
Accrued liabilities	$ 30,488	$ 2,137	$ 211,745
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (144,989)	$ (71,326)	$ (2,427,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$ 0	$ 0	$ (7,453)
Purchase of intangible assets	$ (38,170)	$ (75,549)	$ (102,390)
Proceeds from sale of properties	$ 0	$ 0	$ 29,980
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$ (38,170)	$ (75,549)	$ (79,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party debt	$ 123,556	$ 100,000	$ 438,556
Proceeds from third party debt	$ 25,000	$ 49,154	$ 556,210
Repayments of related party debt	$ 0	$ 0	$ (75,694)
Repayments of third party debt	$ 0	$ (11,086)	$ (294,042)
Proceeds from issuance of preferred stock	$ 0	$ 0	$ 157,510
Proceeds from issuance of common stock	$ 3,465	$ (3,275)	$ 1,726,295
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$ 152,021	$ 134,793	$ 2,508,835

NET CHANGE IN CASH	$ (31,139)	$ (12,082)	$ 1,932
Cash, beginning of period	$ 33,071	$ 17,767
Cash, end of period	$ 1,932	$ 5,685	$ 1,932

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Generation Zero incurred net losses of $393,465 and $501,242 for the nine months ended September 30, 2014 and 2015, respectively, and had an accumulated deficit of $8,384,532 as of September 30, 2015. These conditions raise substantial doubt as to Generation Zero’s ability to continue as a going concern. The Company is trying to raise additional capital. The Company is in the process of evaluating both joint venture partners and acquisitions with proven revenue streams. The financial statements do not include any adjustments that might be necessary if Generation Zero is unable to continue as a going concern.

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

As part of ongoing discovery efforts, current management discovered that Google had placed indexing restrictions against the Find.com URL, although it was still indexing on other major search engines such as Yahoo and Bing. As of approximately June 21, 2014 the Company succeeded in removing the Google penalty, and now has over 46,000 pages indexing on Google.

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

The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify it against claims associated with the Geronimo Note) to offset any damages.  In the event the Company  is not able to recover costs associated with this litigation, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Generation Zero has borrowed short-term funding from shareholders and directors periodically in the past. The borrowings are due on demand with either ninety days or twelve months and one day’s notice. Cynthia S. White, our former Chief Executive Officer and Director, has loaned the Company $15,000, of which $10,000 was converted into a Bridge Note in September 2013 as disclosed in Note 7 below, leaving an outstanding balance of $5,000. Richard M. Morrell, the Company’s current Chief Executive Officer and Director, has loaned the Company $147,056 (not including amounts owed pursuant to Convertible Promissory Notes and other Notes Payable described below).

At September 30, 2015 and December 31, 2014, there was an outstanding balance for short-term loans of $152,056 and $36,000, respectively, due to the shareholders and directors of the Company as short-term related party debt.

Richard M. Morrell, the Company’s Chief Executive Officer and Director, has loaned the Company $372,056 as of September 30, 2015, $25,000 of which was evidenced by a Convertible Promissory Note issued July 11, 2013, bearing interest at the rate of 10% per annum with a maturity date of July 10, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued December 1, 2013, bearing interest at the rate of 10% per annum with a maturity date of November 30, 2015; $100,000 of which was evidenced by a Convertible Promissory Note issued July 1, 2014, bearing interest at the rate of 10% per annum with a maturity date of June 30, 2016; and $147,056 in short-term funding as disclosed above. The Convertible Promissory Notes are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share.

Cynthia S. White, the Company’s former Chief Executive Officer and Director, has loaned the Company $113,771 as of September 30, 2015, $10,000 of which was evidenced by a Bridge Note as disclosed in Note 7 below, $5,000 of which represents short-term funding as disclosed above, and $98,771 which was evidenced by a Secured Note entered into on June 30, 2010, as disclosed in Note 7 below.  Ms. White’s husband was also a holder of a Secured Note in the amount of $57,472, entered into on June 30, 2010, as disclosed in Note 7 below, and his debt is considered a related party debt.

On October 10, 2014, Thomas M. Cheney, the spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note (the “Convertible Note”).  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to the Company’s then newly formed wholly-owned subsidiary, Find.com, Inc., a Nevada corporation (“Find.com”).  As of September 30, 2015 and December 31, 2014, $89,149 and $137,343, respectively, had been advanced.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable six months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.   Effective on August 1, 2013, the Company’s wholly-owned subsidiary, Find.com URL Holding, provided a one year license to Find.com to use the Find.com URL. This license automatically renews each year unless notice of termination is provided by either party. Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

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

Generation Zero was not able to meet the terms of the Forbearance Agreement with the secured note holders.  In April 2012, the secured note holders, with over majority approval, authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Secured Notes, Security Agreements, Operating Agreement, Forbearance Agreement and applicable law during a Forbearance Period commencing on June 30, 2010 and ending on the earlier to occur of January 2, 2014 or the date that any Forbearance Default (as defined in the Forbearance Agreement) occurs (the “Forbearance Period”).  At the same time, the principal balance remaining on the Secured Notes was confirmed to be $2,920,250 and it was agreed that all accrued interest was forgiven and interest would not accrue or be assessed during the Forbearance Period.  As a forbearance fee, Generation Zero agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 513,352 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing. The authorized amendment to the Forbearance Agreement also provided for the restructure of Generation Zero Group, Inc. and the transfer of control from Mr. Krieg; which transfer of control has occurred to date as described in greater detail in Note 4.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance period was subsequently extended to January 2, 2015 and then automatically extended to January 2, 2016.

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

In April 2012, four of the Secured Note Holders participated in a non-interest bearing bridge loan for $40,000.  The Company issued 400,000 shares of restricted common stock in consideration of this funding.   In September 2013, Cynthia S. White, one of the Company’s then directors and a Secured Note Holder converted $10,000 of short-term debt to a $10,000 bridge loan, as disclosed in Note 6 above.  The Company issued Ms. White 100,000 shares of restricted common stock in connection with the loan.  The Company has satisfied $10,000 of the bridge notes, leaving an outstanding balance of $40,000 at September 30, 2015.

On August 15, 2012, a third party loaned the Company $200,000 for working capital which was evidenced by a Convertible Promissory Note, bearing interest at the rate of 10% per annum with a maturity date of August 15, 2014.  The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. The holders of this note agreed to extend the maturity date of the note until August 15, 2015.  The Company is in current negotiations to extend the maturity date of the note.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, Inc., loaned the Company $55,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000 which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note.

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

As disclosed in Note 7, Generation Zero agreed in April 2012 to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. The Company has issued 946,773 of these shares to date, leaving 513,352 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.

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

NOTE 9 – PREFERRED STOCK

Series A Preferred Stock

Generation Zero has authorized 1,000 shares of Series A Preferred Stock which has a par value of $0.001 per share. Each share has no dividend rights, no liquidation preference, and no conversion or redemption rights. The shares of Series A Preferred Stock have the right, voting in aggregate, to vote on all shareholder matters equal to fifty-one percent (51%) of the total vote. As of September 30, 2015, there were 1,000 shares of Series A preferred stock issued and outstanding.

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

As of September 30, 2015, there were no shares of Series B preferred stock issued and outstanding.

NOTE 10 –- SUBSEQUENT EVENTS (unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.  References in this Form 10-Q, unless another date is stated, are to September 30, 2015.

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

As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Secured Notes held by each holder. As of the date of this filing, there are still 513,352 shares which have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this Report. The April 2012 forbearance extension also provided that all shares issued to the Secured Note Holders from time to time have piggy-back registration rights; the Company could borrow up to $1 million in the form of convertible debt (in addition to up to $50,000 of bridge funding which could be borrowed from the Secured Note Holders, of which a total of $50,000 was subsequently borrowed as discussed below), and that Matthew Krieg (the former officer and Director of the Company), upon execution of default options and with the stipulation that the Company must be current with its SEC filings, would cancel shares of Series A Preferred Stock of the Company providing him super-majority voting rights (the “Series A Shares”) in connection with the conversion of such shares into 3 million shares of common stock (provided that such cancellation and issuance, occurred in May 2013, as described below) and new Series A Shares would then be issued to the assignee of the Collateral Agent. This action provided for the restructure of the Company, the transfer of control from Mr. Krieg and the replacement of management, which transfer of control and replacement of management occurred in May 2013. The Company also agreed to pay the Secured Note Holders up to 25% of the Company’s cash flow in excess of $1 million (in the discretion of the Board of Directors) in any fiscal year that cash flows associated with Find.com exceed $1 million, in connection with the Secured Notes, and the Secured Note Holders agreed to further forbear from taking any action under the Secured Notes and to extend the forbearance period of such notes until January 2, 2014 so long as such requirements were met (which date has subsequently been extended as discussed below).

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

Effective on August 1, 2013, the Company’s wholly-owned subsidiary, URL Holding, provided a one year (automatically renewable unless notice of termination is provided by either party) license to Find.com to use the Find.com URL, which license was most recently automatically renewed on August 1, 2015 for an additional one year.  Pursuant to the terms of the license, Find.com is required to pay 25% of the cash flow in excess of $1 million directly to the Company, which will be used to repay the Secured Notes.  The remainder of the funds generated by the Find.com URL is anticipated to be retained by Find.com for operations and business development.

On September 30, 2013, the Company agreed to provide an inter-company line of credit of up to $250,000 to Find.com for working capital.  As of the date of this filing a total of $89,149 is outstanding.  All advanced amounts bear interest at the rate of 3% per annum and are due and payable nine months from the date of each such advance.  Advances will be used for operation and business development costs related to the Find.com e-commerce business.

In October 2013, Find.com entered into a publisher’s agreement with SeedCorn, pursuant to which it appointed SeedCorn as its agent for the purpose of selling advertising through the Company’s find.com website. On April 30, 2015 the Company and SeedCorn Advertising, Inc. mutually cancelled and terminated the Publisher Agreement.

On or around December 9, 2014, Find.com entered into a digital marketing agreement with reddbug Group (“reddbug”). Pursuant to the agreement, reddbug agreed to provide Find.com online advertising, marketing services, search engine optimization and other consulting services in connection with Find.com.  Find.com agreed to pay a retainer in the amount of $3,150, and to be billed monthly based on actual services provided and replenish the retainer as needed, and with half of future amounts due payable in restricted shares of the Company’s common stock, subject to reddbug meeting applicable exemptions for registration, based on the average daily closing price of the Company’s common stock in the prior quarter. The agreement had a term of twelve months from December 2014 to November 2015, provided that either party may terminate the agreement with thirty days prior written notice in the event of the breach of the agreement by the non-terminating party. reddbug’s partnership with Find.com was expanded in January 2015 to include marketing responsibilities, as well as the technology services previously provided by Mr. Waldo. The relationship with reddbug was subsequently terminated on April 8, 2015. The Company is exploring opportunities with multiple individuals and potential partners to provide these services and will disclose more detailed information as it becomes available.

Description of Business Activities

The Company, including its subsidiaries, operates websites at generationzerogroup.com, find.com, shopping.find.com, and zeekly.com.  Access to SEC filings, press releases and information about the Company and its management team is available at generationzerogroup.com. The information on, or that may be accessed through, the Company’s websites is not incorporated by reference into this filing and should not be considered a part of this filing.

The Company’s current primary business focus is to monetize Find.com and associated URL’s.

The Company launched the find.com website in April 2013 as an affiliate retail shopping site with limited initial functionality.  Subsequent accomplishments to date include:

•

Transition to Search on the Find.com home page.  The main Find.com website is now a comprehensive internet search engine.  Key features include:

o

Combined web search results from the three major search engines, providing a single source of web search results greater than any individual site

o

Privacy, including 2048-bit data encryption and no storage of IP addresses, history, or any user-specific information

o

Thumbnail previews of websites next to each web search result, allowing the user to quickly identify the best results without having to click on each link

o

Custom search categories, enabling the user to get results not only for traditional web search, but also shopping, news, video, images, and several other types of search—all from a single search entry and without leaving Find.com.

•

Migration of the Find.com shopping website to shopping.find.com.  Find.com Shopping has migrated to a widely used e-commerce and Content Management System (“CMS”) platform, including migrating its hosting to servers that are optimized for this particular platform.  With the transition to Search on the primary Find.com home page, Find.com Shopping is now on shopping.find.com, with links back and forth to the Find.com homepage.

•

Addition of a new video-sharing site, Zeekly.com.  Users are able to create accounts, upload their own videos, and link to content on other major video sites such as YouTube and Vimeo.  Zeekly.com also allows users to upload images, create channels and groups, customize their own backgrounds and page designs, and share their pages with invited subscribers.

•

Creation of new branding and design elements to accommodate multiple sites. This includes a global menu, a new logo for Zeekly, improved find.com logos and new favicons. The common theme across logos and sites is a colored ellipsis.

•

Acquisition and Growth of Traffic.  Find.com continues to evaluate the best sources of quality traffic, and has recently relied exclusively on organic traffic growth.  The additions of Search and Zeekly have resulted in sharp increases in the amount of organic traffic on the site.  The Company is in the process of optimizing user experience on these new sites, and adding mechanisms for converting traffic to revenue through such mechanisms as advertisments and partnerships. Traffic levels are expected to continue to increase with the developments described above.

•

Removal of Legacy Google Indexing Penalty. A significant setback identified early in the development process was that the Find.com URL was not indexed on Google due to an algorithmic penalty, which dated back to earlier developments with the URL under previous management and developers.  As of June 2014, the Company succeeded in getting the penalty lifted and now has over 46,000 pages indexing on Google.  This was a critical accomplishment as it enabled Find.com to launch a Search Engine Optimization (SEO) strategy and removed a barrier to attracting customers, investors and partners.

Current areas of focus for the management team related to Find.com include:

•

Fundraising.  With core elements of the Find.com strategy in place and as traffic to the website continues to increase, the Company plans to raise additional funding for enhancements such as marketing expertise, site enhancements to optimize user experience and revenue conversion, a mobile app strategy, enhancements to the Shopping site, and expansion of the blog and other content.  The Company will announce further plans related to its business strategy and fundraising goals as they become available.

•

Development of key partnerships. The Company recently initiated a Request for Proposal (RFP) process to identify development partner(s).  Resulting proposals will be used to develop fundraising documents and materials with which to approach potential investors. At the current stage of development, the right partnership(s) allow Find.com to gain expertise instantly, increase development bandwidth, minimize fixed costs, and move nimbly to capture consumer and industry changes—without unnecessarily increasing ongoing administrative and overhead costs.  The Company currently works with a number of individual vendors and consultants.

RESULTS FROM OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

We generated revenues of $2,536 for the three months ended September 30, 2015, compared to revenues of $14,132 for the three months ended September 30, 2014. Revenues were generated through our subsidiary Find.com and decreased due to decreased traffic to the website as a result of the untimely death of our publisher partner.

The Company had cost of sales of $4,697 for the three months ended September 30, 2015, compared to cost of sales of $1,815 for the three months ended September 30, 2014.  The increase in cost of sales relates to the purchase of traffic and purchase of products sold on the Find.com shopping site.

We had general and administrative expenses of $57,577 for the three months ended September 30, 2015, compared to general and administrative expenses of $66,376 for the three months ended September 30, 2014, a decrease of $8,799 from the prior period.  The decrease in general and administrative expenses was mainly due to lower legal expenses incurred in defending the Company against the Geronimo lawsuit (described below in “Part II”-“Item 1. Legal Proceedings”) and lower Find.com development expenses.

We had $66,667 in amortization expense for the three months ended September 30, 2015 and 2014.  Amortization expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had total operating expenses of $124,244 and a total operating loss of $126,405 for the three months ended September 30, 2015, compared to total operating expenses of $133,043 and a total operating loss of $120,726 for the three months ended September 30, 2014. The decrease in total operating expenses of $8,799 and increase in operating loss of $5,679 from the prior period is due to the reasons stated above.

We had interest expense of $24,101 for the three months ended September 30, 2015, compared to interest expense of $11,889 for the three months ended September 30, 2014. This increase in interest expense of $12,212 from the prior period was in connection with interest accrued on convertible notes as described below.

We had a total net loss of $150,506 for the three months ended September 30, 2015, compared to a total net loss of $132,615 for the three months ended September 30, 2014.  This increase in net loss of $17,891 from the prior period was mainly due to the increase in interest expenses as described above and the decrease in revenues.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

We generated revenues of $10,065 for the nine months ended September 30, 2015, compared to revenues of $65,350 for the nine months ended September 30, 2014. Revenues were generated through our subsidiary Find.com and decreased due to decreased traffic to the website as a result of the untimely death of our publisher partner.

The Company had cost of sales of $11,568 for the nine months ended September 30, 2015, compared to cost of sales of $1,815 for the nine months ended September 30, 2014.  The increase in cost of sales relates to the purchase of traffic and purchase of products sold on the Find.com shopping site.

We had general and administrative expenses of $227,096 for the nine months ended September 30, 2015, compared to general and administrative expenses of $225,039 for the nine months ended September 30, 2014, an increase of $2,057 from the prior period.  The increase in general and administrative expenses was mainly due to legal expenses incurred in defending the Company against the Geronimo lawsuit (described below in “Part II”-“Item 1. Legal Proceedings”) and registration with the OTCQB Market.

We had $200,000 in amortization expense for the nine months ended September 30, 2015 and 2014.  Amortization expenses are related to the acquisition of the Find.com assets in fiscal 2010.

We had total operating expenses of $427,096 and a total operating loss of $428,599 for the nine months ended September 30, 2015, compared to total operating expenses of $425,039 and a total operating loss of $361,504 for the nine months ended September 30, 2014. The increase in total operating expenses of $2,057 and increase in operating loss of $67,095 from the prior period is due to the reasons stated above.

We had interest expense of $72,643 for the nine months ended September 30, 2015, compared to interest expense of $31,961 for the nine months ended September 30, 2014. This increase in interest expense of $40,682 from the prior period was in connection with interest accrued on convertible notes as described below.

We had a total net loss of $501,242 for the nine months ended September 30, 2015, compared to a total net loss of $393,465for the nine months ended September 30, 2014.  This increase in net loss of $107,777 from the prior period was mainly due to the increase in interest expenses as described above and the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES (unaudited)

We had total assets of $2,828,951, as of September 30, 2015, consisting of intangible assets, net of accumulated amortization, of $2,827,019 (relating to the Find.com URL) and total current assets of $1,932, consisting solely of cash.

We had total liabilities of $4,490,188 as of September 30, 2015.  This consisted of current liabilities totaling $4,205,188 consisting of $223,009 of accounts payable, $190,955 of accrued expenses, $497,217 due to related party debt (of which $272,056 was owed to Richard M. Morrell, the Company’s Chief Executive Officer and sole Director,  $171,243 was owed to Cynthia S. White, the Company’s former officer and Director in connection with certain loans made to the Company as described below, and $53,918 was due to Phoenix Restructuring, Inc., collateral agent for the Secured Note Holders),and $3,294,007 of third party notes payable consisting of $2,764,007 due to the third party Secured Note Holders and $530,000 due to third party note holders.  We had non-current liabilities totaling $285,000 as of September 30, 2015 consisting of $285,000 of long-term notes payable, of which $100,000 was owed to Richard M. Morrell, the Company’s sole Director and Chief Executive Officer; $75,000 was owed to Thomas M. Cheney, spouse of the Company’s Chief Financial Officer; and $110,000 was owed to third parties, as described below.

We had a working capital deficit of $4,203,257 and a total deficit accumulated during the development stage of $8,384,532 as of September 30, 2015.  We incurred a net loss of $150,506 for the three months ended September 30, 2015.  These conditions raise substantial doubt as to our ability to continue as a going concern.  Management is trying to raise additional capital through sales of common and preferred stock.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We had $144,989 of net cash used in operating activities for the nine months ended September 30, 2015, which was mainly due to a net loss of $501,242 offset by $200,000 of accrued amortization of intangible assets, $101,055 of increase in accounts payable, $30,488 of increase in accrued liabilities, and stock issued valued at $24,710 for services rendered to the Company.

We had $152,021 of net cash provided by financing activities for the nine months ended September 30, 2015, which was due to $123,556 of short-term funding from Richard Morrell, $25,000 of proceeds from issuance of debt instruments to third parties (see below), and additional paid in capital of $3,465 from issuance of common stock .

On November 4, 2010, a third party loaned the Company $150,000, which was evidenced by a promissory note in the amount of $250,000 bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The amount of the note represented receipt of $150,000 cash and the assignment of $100,000 of debt owed to the Company’s then sole officer and Director.  The Company issued 900,000 shares of restricted common stock in connection with this third party note. Forbearance has been extended on the note mirroring the forbearance extension and waiver of interest accrual of the Secured Notes (described below). As of September 30, 2014 and 2015, a total of $361,722 and $361,722 respectively, including accrued and unpaid interest thereon, was owed on this note.

On November 4, 2010, a third party loaned the Company $50,000, which was evidenced by a promissory note, bearing interest at the rate of 12% per annum with a maturity date of November 4, 2011. The Company issued the third party an aggregate of 300,000 shares of common stock in connection with this third party note. Forbearance has been extended on the note mirroring the Secured Note forbearance extension (described below). As of September 30, 2014 and 2015, a total of $76,685 and $84,223 respectively, including accrued and unpaid interest thereon, was owed on this note.

The Company was not able to meet the terms of a Forbearance Agreement entered into with the Secured Note Holders in November 2010 (which required among other things, the repayment of the Notes by March 15, 2011) and in March 2012, the Secured Note Holders, with majority approval and the Company entered into a First Addendum to Forbearance Agreement (the “First Addendum”).  Pursuant to the First Addendum, the Note Holders authorized the Collateral Agent to forbear in the exercise of its rights and remedies under the Notes, security agreement securing the Notes, Forbearance Agreement and applicable law during a forbearance period commencing on June 30, 2010 and ending on the earlier to occur of (a) January 2, 2014 or (b) the date that any default (other than relating to the payment of funds under the Notes) occurs (the “Extended Forbearance Period”.) Pursuant to the First Addendum, the Notes were renegotiated to represent a face value of $2,920,250.  Accrued interest was forgiven and no interest accrues on the Notes during the Extended Forbearance Period.  As a forbearance fee, the Company agreed to issue 1,460,125 shares of restricted common stock pro-rata with the outstanding principal amount of the Notes held by each holder. A total of 513,352 of these shares have not been physically issued to date and are not included in the number of issued and outstanding shares disclosed throughout this filing.  Further terms of the Forbearance Agreement were not met by January 2, 2014.  The forbearance has subsequently been extended to January 2, 2016. As of September 30, 2014 and 2015, a total of $2,920,250 was owed on these notes at the end of both time periods.

The Company owed Scientigo, Inc. $155,000 as part of the Find.com URL transaction referenced above.   The Company made payments of $100,000 to Scientigo.  The note was assumed by Phoenix Restructuring, Inc. in 2011. As of September 30, 2014 and 2015, there was $53,918 owed on this note.

Note Holders provided the Company non-interest bearing bridge loans in the aggregate amount of $50,000, with a maturity date of the earlier of (a) the date the Company receives aggregate funding from any source in excess of $50,000 and (b) January 2, 2014 (“Bridge Notes”). The Company is currently in the process of obtaining waivers and an extension from the Note holders in order to allow the Company to raise additional funding for working capital purposes. In consideration for providing the loan, the Company issued the participating Note Holders an aggregate of 500,000 shares of restricted common stock.  As of September 30, 2014 and 2015, a total of $50,000 and $40,000 respectively was owed on these non-interest bearing notes.

On August 15, 2012, the Company issued a subordinated Convertible Promissory Note to John Strickland and Kimberly Ann Griffith, joint tenants, in the amount of $200,000. The Convertible Promissory Note accrues interest at the rate of 10% per annum (payable monthly in arrears) and was due and payable on August 15, 2014.  The maturity date was extended to August 15, 2015.  Management is currently negotiating a further extension of the maturity date. The Convertible Promissory Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.08 per share. As of September 30, 2014 and September 30, 2015, there was $200,000 and $205,042 outstanding on this Convertible Promissory Note respectively.

In May 2013, the Company borrowed $5,000 from its then sole officer and Director, Cynthia S. White, for working capital specific to the Find.com operations. Ms. White loaned the Company an additional $10,000 in June 2013 for working capital specific to the Find.com operations.  The amount loaned does not bear interest and is due on demand with 90 days’ notice. In September 2013, $10,000 of the loan was converted to a Bridge Note (see above).  As of September 30, 2014 and September 30, 2015, there was $5,000 owed to Ms. White as a related party.

On July 11, 2013, Mr. Morrell loaned the Company $25,000, which was evidenced by a Convertible Promissory Note. The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and had an original a maturity date of July 10, 2015.  Management is currently negotiating a further extension of the maturity date..  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2014 and September 30, 2015, there was $25,000 and $25,630 owed on this Convertible Promissory Note owed to a related party.

On December 6, 2013, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of November 30, 2015.  Management is currently negotiating a further extension of the maturity date.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2014 and September 30, 2015, there was $100,000 and $102,521 owed on this Convertible Promissory Note owed to a related party.

On July 1, 2014, Mr. Morrell loaned the Company $100,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of June 30, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Morrell at a conversion price of $0.08 per share.  The Company is required to provide Mr. Morrell at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2015, there was $100,000 and $102,521 outstanding on this Convertible Promissory Note owed to a related party.

On October 10, 2014, Thomas M. Cheney, spouse of the Company’s Chief Financial Officer, loaned the Company $75,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of October 9, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of Mr. Cheney at a conversion price of $0.08 per share.  The Company is required to provide Mr. Cheney at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2015, there was $76,891 outstanding on this Convertible Promissory Note owed to a related party.

On December 15, 2014, G. Thomas Lovelace, a Secured Note Holder and a board member of Phoenix Restructuring, loaned the Company $55,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable monthly and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty days, but not more than sixty days, prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2015, there was $56,386 outstanding on this Convertible Promissory Note.

On December 15, 2014, James A. Hendrickson, a Secured Note Holder, loaned the Company $30,000, which was evidenced by a Convertible Promissory Note.  The Convertible Note accrues interest at the rate of 10% per annum (14% per annum upon an event of default) with such interest payable month and has a maturity date of December 14, 2016.  The Convertible Note is convertible into shares of the Company’s common stock from time to time at the option of the holder at a conversion price of $0.08 per share.  The Company is required to provide the holder at least thirty, but not more than sixty days prior notice in the event the Company desires to pre-pay the Convertible Note. As of September 30, 2015, there was $30,756 outstanding on this Convertible Promissory Note.

On March 1, 2015, James A. Hendrickson loaned the Company an additional $25,000 which was evidenced by another Convertible Promissory Note (with substantially similar terms as the December 15, 2014 note described above) that has a maturity date of February 28, 2017. As of September 30, 2015, there was $25,630 outstanding on this Convertible Promissory Note.

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

The Company will also preserve its indemnity rights against Mr. Sisk (who agreed to indemnify it against claims associated with the Geronimo Note) to offset any damages.  In the event the Company is not able to recover costs associated with this litigation, it would have a material adverse effect on the results of operations and financial condition and could force the curtailment or abandonment of operations. Additionally, the ongoing litigation could take resources away from the Company’s operations and tie up management’s time, which could further result in a material adverse effect on results of operations and financial condition.

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

A number of Secured Noteholders exercised their option to receive a pro-rata share of 1,460,125 shares authorized as a forbearance fee in April 2012.  A total of 946,773 shares have been issued through the date of this filing to satisfy this obligation.  There are still 513,352 shares authorized to be issued to the remaining Secured Noteholders.

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

Generation Zero Group, Inc.
Dated: October 30, 2015	By:	/s/ Richard M. Morrell
Richard M. Morrell President, Chief Executive Officer (Principal Executive Officer), and Director
	By:	/s/ Christine B. Cheney Christine B. Cheney Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), Treasurer, and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger by and Between the Company, StaffMD, Inc., Jeffrey Sisk and MedicalWork, LLC

3.1(2)	Articles of Incorporation

3.2(3)	Certificate of Designations of Series A Preferred Stock

3.3(3)	Certificate of Designations of Series B Preferred Stock

3.4(4)	Certificate of Amendment to Articles of Incorporation

3.5(2)	Bylaws

10.1(5)	Asset Purchase Agreement with Find.com Acquisition, Inc.

10.2(6)	Share Exchange Agreement with the Members of URL Holding

10.3(6)	Asset Purchase Agreement with Scientigo, Inc.

10.4(6)	Security Agreement executed by the Company in favor of Scientigo as collateral agent for the holders of the Notes

10.5(6)	Form of Secured Promissory Notes

10.6(6)	$55,000 Promissory Note with Scientigo

10.7(7)	Promissory Note $250,000 with Gerald Modesitt dated November 4, 2010

10.8(9)	Amendments to Promissory Note $250,000 with Gerald Modesitt dated April 16, 2012 and June 15, 2012

10.9(7)	Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated November 4, 2010

10.10(9)	Amendments to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA dated April 16, 2012 and June 15, 2012

10.11(8)	Forbearance and Note Amendment Agreement

10.12(1)	Promissory Note ($3,950,000 – Jeffrey Sisk)

10.13(1)	Promissory Note ($250,000 – Geronimo Property Trust)

10.14(1)	Employment Agreement with Jeffrey Sisk

10.15(1)	Security Agreement with Geronimo Property Trust

10.16(1)	Subordination Agreement with Collateral Agent for Senior Noteholder

10.17(9)	Revision of Payment Terms of Promissory Note with Jeffrey Sisk

10.18(9)	Employment Agreement Compensation Waiver with Jeffrey Sisk (effective April 16, 2011)

10.19(9)	Assignment of Membership Interests Agreement with Jeffrey Sisk (December 31, 2011)

10.20(9)	Pledge Agreement with Jeffrey Sisk (December 31, 2011)

10.21(9)	Convertible Promissory Note – John Strickland and Kimberly Ann Griffith (August 15, 2012)

10.22(9)	First Addendum to Forbearance and Note Amendment Agreement

10.23(10)	Convertible Promissory Note with Richard M. Morrell dated July 11, 2013 ($25,000)

10.24(11)	$10,000 Promissory Note with Cynthia S. White (September 30, 2013)

10.25(11)	Extension of $250,000 Modesitt Note (November 2011)

10.26(12)	Consulting Agreement with Richard M. Morrell (November 25, 2013, to be effective as of July 22, 2013)

10.27(13)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)

10.28(14)	Consulting Agreement with Christine B. Cheney (April 30, 2014)

10.29(14)	Consulting Agreement with Brian Waldo (April 30, 2014)

10.30(15)	Second Addendum to Forbearance and Note Amendment Agreement (May 30, 2014)

10.31(15)	Amendment to Promissory Note $50,000 with Equity Trust Company Custodian FBO Larry Gantz IRA 110591 dated May 20, 2014

10.32(15)	Amendment to Promissory Note $250,000 with Gerald Modesitt dated May 20, 2014

10.33(16)	Convertible Promissory Note with retirement account of Richard M. Morrell ($100,000)(July 1, 2014)

10.34(17)	Publisher Agreement with Seedcorn (October 8, 2013)

10.35(17)	Convertible Promissory Note with Thomas M. Cheney IRA (October 10, 2014)

10.36(18)	reddbug Digital Marketing Agreement (December 2014)

10.37(19)	Convertible Promissory Note with G. Thomas Lovelace ($55,000) – December 14, 2014

10.38(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) – December 15, 2014

10.39(19)	Convertible Promissory Note with James A. Hendrickson ($30,000) - March 1, 2015

31.1*	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certificate of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certificate of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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